Form 10-Q
period 2011-03-31
SCG Financial Acquisition Corp.
filed 2011-05-20
CIK 1512074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number:  000- 54339

SCG FINANCIAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	6770	27-4452594

(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer

incorporation or organization)	Classification Code Number)	Identification Number)

615 N. Wabash Ave.	60611
Chicago, Illinois
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (312) 784-3960

Not Applicable
 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

As of May 19, 2011, there were 9,752,381 shares of Company’s common stock issued and outstanding.

SCG FINANCIAL ACQUISITION CORP.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Balance Sheet	2

Interim Statement of Operations	3

Interim Statement of Stockholder’s Equity	4

Interim Statement of Cash Flows	5

Notes to Interim Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

Overview	11

Results of Operations	11

Liquidity and Capital Resources	11

Critical Accounting Policies	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	13

ITEM 1A. RISK FACTORS	13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4. REMOVED AND RESERVED	14

ITEM 5. OTHER INFORMATION	14

ITEM 6. EXHIBITS	14

Ex-31.1

Ex-31.2

Ex-32.1

Ex-32.2

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM BALANCE SHEET
March 31, 2011
(Unaudited)

ASSETS
Current Assets
Cash	$83,324
Deferred Offering Costs	116,676
Total Assets	$200,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Notes Payable, Stockholders	$175,000
Total Liabilities	175,000

Commitments and Contingencies

Stockholder's Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common Stock, $.0001 par value, 250,000,000 shares authorized; 1,752,381 shares issued and outstanding	175
Additional Paid-in Capital	24,825
Deficit Accumulated during Development Stage	-
Total Stockholders' Equity	25,000

Total Liabilities and Stockholder's Equity	$200,000

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM STATEMENT OF OPERATIONS
For the Period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

Revenue	$-
General and Administrative Expenses	-

Loss from Operations	-
Interest and Dividend Income	-

Net Loss Attributable to Common Stockholder	$-

Weighted Average Number of Common Shares Outstanding,	1,752,381

Basic and Diluted Net Loss per Share Attributable to Stockholder	$-

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Sale of common stock issued to initial stockholder on January 28, 2011 at $.0143 per share	1,752,381	$175	$24,825	$-	$25,000

Net loss attributable to common stockholder	-	-	-	-	-

Balance, March 31, 2011	1,752,381	$175	$24,825	$-	$25,000

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM STATEMENT OF CASH FLOWS
For the Period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

Cash Flows from Operating Activities
Net Loss	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Deferred Offering Costs	(116,676)

Net cash used in operating activities	(116,676)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholder	175,000
Proceeds from issuance of stock to initial investor	25,000

Net cash provided by financing activities	200,000

Net increase in cash	83,324

Cash at beginning of the period	0

Cash at end of the period	$83,324

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCG Financial Acquisition Corp. (the “Company”), a corporation in the development stage, was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that it has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering (the “Offering”) was declared effective on April 8, 2011. The Company consummated the Offering on April 18, 2011 and received net proceeds of approximately $82,585,000, before deducting underwriting compensation of $4,000,000 (which includes $2,000,000 of deferred contingent underwriting compensation payable upon consummation of a Business Combination) and includes $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the ‘‘Sponsor’’). Upon the closing of the Offering and the private placement of warrants, $80,000,000 was placed in a trust account (“Trust Account”) consisting of cash, where it will be invested in only U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. In connection with such a vote, if a Business Combination is approved and consummated, stockholders that elect to redeem their shares of common stock will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against the Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon which was not previously used for working capital but net of taxes). These shares of common stock will be recorded at a fair value and classified as temporary equity upon the completion of the Offering, in accordance with ASC 480. The Sponsor has agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its initial shares in favor of approving a Business Combination. The Sponsor and the Company’s officers and directors have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Combination submitted to the Company’s stockholders for approval.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

The Company’s Sponsor, officers and directors have agreed that the Company will only have 21 months from the date of the prospectus plus one additional three month extension subject to (i) a signed letter of intent to consummate its initial Business Combination and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor has waived its rights to participate in any redemption with respect to its initial shares. However, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

 The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2011 and the results of operations for the period from January 5, 2011  (date of inception) to March 31, 2011. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the period January 5, 2011 (date of incorporation) to March 31, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2011, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2011 relates to the Company’s formation and the Offering. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Use of estimates

The preparation of interim financial statements in conformity with GAAP  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-525-1. Deferred offering costs of $116,676 consist principally of legal fees, accounting fees and filing fees incurred through the balance sheet date that are related to the Offering and that will be charged to stockholders’ equity upon the completion of the Offering.

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2011. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended March 31, 2011.

The Company is subject to income tax examinations by major taxing authorities since its inception.

Recently issued accounting standards

In January 2010, the FASB issued “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which provides guidance on how investment assets and liabilities are to be valued and disclosed.  Specifically, the amendment requires reporting entities to disclose (i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, (ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and (iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 roll forward rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2009. However, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010.

The adoption of the amendment did not have a material impact on the Company’s interim financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

3.	OFFERING

Pursuant to the Offering, the Company offered for sale up to 8,000,000 units at $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) one year from the date of the prospectus for the Offering (April 12, 2012) or (b) 30 days after the completion of a Business Combination, and will expire five years from the date of the consummation of the Business Combination. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

As described in Note 6, the Company consummated the Offering on April 18, 2011.

4.	RELATED PARTY TRANSACTIONS

The Company issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes are non-interest bearing and are payable on the earlier of December 30, 2011 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of $75,000 and $100,000.  The notes were repaid from the proceeds of the Company’s Offering.

On January 28, 2011, the Company issued to the Sponsor 1,752,381 shares of restricted common stock for an aggregate purchase price of $25,000 in cash. The purchase price for each share of common stock was approximately $0.0143 per share. These shares include 228,571 shares of common stock that are subject to forfeiture if and to the extent the underwriter’s overallotment option is not exercised, so that the Sponsor and its permitted transferees will own 16% of the Company’s issued and outstanding shares after the Offering. In addition, a portion of the Sponsor’s shares in an amount equal to 3% of the Company’s issued and outstanding shares after the Offering and the exercise of the over-allotment option, if applicable, will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of a Business Combination. The Sponsor has agreed that it will not sell or transfer its shares until one year following consummation of a Business Combination.

The Sponsor has agreed to purchase, in a private placement, 4,000,000 Warrants prior to the Offering at a price of $0.75 per warrant (a purchase price of $3,000,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such Warrants will exceed the fair value of such Warrants on the date of the purchase. The valuation is based on comparable initial public offerings by previous blank check companies. The Sponsor has agreed that the Warrants purchased will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless. The Company intends to classify the private placement Warrants within permanent equity as additional paid-in capital in accordance with ASC 815-40-25-13.

Commencing on the date of the Offering, the Company plans to enter into an Administrative Services Agreement with Sachs Capital Group, LP, an affiliate of the Sponsor for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services, with up to an additional $7,500 for its other operating expenses incurred by the Sponsor.  This agreement will expire upon the earlier of: (a) the successful completion of the Company’s Business Combination, (b) 21 months from the date of the prospectus plus one additional 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock, or (c) the date on which the Company is dissolved and liquidated.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of incorporation) to March 31, 2011
(Unaudited)

4. RELATED PARTY TRANSACTIONS – (continued)

The Sponsor will be entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Offering. The Sponsor will be entitled to demand registration rights and certain “piggyback” registration rights with respect to its shares of common stock, the Warrants and the common stock underlying the Warrants, commencing on the date such common stock or Warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

5.	COMMITMENTS & CONTINGENCIES

In conjunction with the Offering on April 18, 2011, the Company granted the underwriters a 45-day option (which expires June 2, 2011) to purchase up to 1,200,000 additional Units to cover the over-allotment at the initial offering price less the underwriting discounts and commissions.

The underwriter will be entitled to an underwriting discount of two and one-half percent (2.5%) which shall be paid in cash at the closing of the Offering, including any amounts raised pursuant to the overallotment option. In addition, the underwriter will be entitled to a deferred fee of two and one-half percent (2.5%) of the Offering, including any amounts raised pursuant to the overallotment option, payable in cash upon the closing of a Business Combination.

6.	SUBSEQUENT EVENTS

On April 12, 2011, the Company’s stockholder approved and filed amendments to the Company’s certificate of incorporation to effect a 0.8-for-1 reverse stock split. All weighted average and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock split.

The registration statement for the Company’s Offering was declared effective April 8, 2011.  The Company consummated the Offering of 8,000,000 units on April 18, 2011.  On April 12, 2011, the Company consummated the private sale to the Sponsor of 4,000,000 warrants at $0.75 per warrant (for an aggregate purchase price of $3,000,000) on a private placement basis.  Upon the closing for the Offering and the private placement, $80,000,000 was placed in the Trust Account.  These proceeds include approximately $2.0 million in deferred underwriting commissions. The Company paid underwriters’ fees of $2,000,000 and legal fees of approximately $284,000 at the close of the Offering.

The Company issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes are non-interest bearing and are payable on the earlier of December 30, 2011 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amounts of $75,000 and $100,000.  The notes were repaid from the proceeds of the Company’s Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to SCG Financial Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company formed on January 5, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an Initial Business Combination, except that we will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business located within or outside North America. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations. We anticipate structuring a business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we (or any entity that is a successor to us in a business combination) will become the majority (50.1%) stockholder of the target. We will not consider any transaction that does not meet such criteria.

Results of Operations

For the period from January 5, 2011 (date of incorporation) through March 31, 2011 we had a net loss of $0 and incurred costs of $116,676 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

Our entire activity from January 5, 2011 (date of incorporation) through March 31, 2011 was in preparation for our initial public offering which was consummated on April 18, 2011. We believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination with an operating business within the required 21 months from April 18, 2011.

Liquidity and Capital Resources

On April 18, 2011, we consummated our initial public offering of 8,000,000 units at a price of $10 per unit. On April 12, 2011, we consummated the private sale of 4,000,000 warrants (the “Sponsor Warrants”) to SCG Financial Holdings LLC (our “Sponsor”) for $3.0 million. We received net proceeds from our initial public offering and the sale of the Sponsor Warrants of approximately $82.6 million, before deducting underwriting compensation of $4.0 million (none of which were incurred from January 5, 2011 (date of incorporation) through March 31, 2011) and offering costs and other expenses of approximately $415,000 (of which $116,676 were incurred from January 5, 2011 (date of incorporation) through March 31, 2011). For a description of the proceeds generated in our  initial public offering and a discussion of the use of such proceeds, we refer you to Note 6 of the unaudited interim financial statements included in Part I, Item 1 of this Report. As of March 31, 2011, we had cash of $83,324. Until the consummation of our initial public offering, our only source of liquidity was loans made to us in January and February 2011 by SCG Financial Holdings LLC, our Sponsor. All liabilities of the Company at March 31, 2011 were related to costs associated with the Offering.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $7,500 payable to Sachs Capital Group, LP, an affiliate of the Sponsor, for office space, secretarial, and administrative expenses, with up to an additional $7,500 for its other operating expenses incurred by the Sponsor.

We began incurring these fees on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Deferred offering costs:

Deferred offering costs consist principally of legal, accounting, filing and underwriting fees incurred through the balance sheet date that are related to the Offering and that were charged to capital upon the consummation of our Offering.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company was incorporated in Delaware on January 5, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. The Company was considered in the development stage at March 31, 2011 and had not yet commenced any operations. Through March 31, 2011, the Company’s efforts were limited to organizational activities, activities relating to its Offering and activities relating to general corporate matters. The Company did not have any financial instruments that were exposed to market risks at March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause the Company’s actual results to differ materially from those in this report are any of the risks described in our prospectus dated April 12, 2011 filed with the SEC. Any of these factors could result in a significant or material adverse effect on the Company’s  results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s prospectus dated April 12, 2011 filed with the SEC, except it may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2011, the Sponsor purchased 1,752,381 (post 0.8-for-1 reverse stock split) shares of restricted common stock for an aggregate purchase price of $25,000 in cash. The purchase price for each share of common stock was approximately $0.0143 per share. These shares include 228,571 shares of common stock that are subject to forfeiture if and to the extent the underwriter’s overallotment option is not exercised, so that the Sponsor and its permitted transferees will own 16% of the Company’s issued and outstanding shares after the Offering. In addition, a portion of the Sponsor’s shares in an amount equal to 3% of the Company’s issued and outstanding shares after the Offering and the exercise of the over-allotment option, if applicable, will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of a Business Combination. The Sponsor has agreed that it will not sell or transfer its shares until one year following consummation of a Business Combination.

On April 12, 2011 the Company consummated a private sale of an aggregate of 4,000,000 warrants to the Sponsor, generating gross proceeds of $3,000,000.  The warrants sold in the private placement (“Private Placement Warrants”) are substantially similar to the warrants sold in the Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. In addition, the Private Placement Warrants will be held in escrow until 30 days following the consummation of the initial business combination.

The securities described in the preceding paragraphs were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold to accredited investors.

Use of Proceeds from the Initial Public Offering

On April 18, 2011, the Company consummated its Offering of 8,000,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination and (ii) 12 months from the closing of the Offering. The warrants expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption. The units in the Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $80,000,000. Lazard Capital Markets LLC acted as the representative of the several underwriters (“Underwriters”).  The securities sold in the Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 172085). The SEC declared the registration statement effective on April 8, 2011.

The Company  paid a total of $2 million in underwriting discounts and commissions (none of which were incurred from January 5, 2011 (inception) through March 31, 2011) and approximately $415,000 for other costs and expenses related to the Offering (of which $116,676 was incurred from January 5, 2011 (inception) through March 31, 2011). In addition, the Underwriters agreed to defer $2 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination, if consummated. The Company also repaid notes outstanding to the Sponsor from the proceeds of the Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination if consummated) and the offering expenses, the total net proceeds from our Offering and the Private Placement Warrants was approximately $80,585,000 of which $80,000,000 (or approximately $10.00 per unit sold in the initial public offering) was placed in a trust account.  The proceeds held in the trust account will be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCG FINANCIAL ACQUISITION CORP.

Dated: May 20, 2011	/s/ Gregory H. Sachs

Gregory H. Sachs

Chairman, President and Chief Executive Officer

(Principal executive officer)

Dated: May 20, 2011	/s/ Michelle Sibley

Michelle Sibley

Chief Financial Officer, Treasurer and Secretary

(Principal financial and accounting officer)