Form 10-Q
period 2011-06-30
SCG Financial Acquisition Corp.
filed 2011-08-09
CIK 1512074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 000-54339

SCG FINANCIAL ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4452594
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

615 N. Wabash, Chicago, IL	60611
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(312) 784-3960

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐

As of August 9, 2011, the registrant had 9,523,810 shares of Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM BALANCE SHEET
June 30, 2011
(Unaudited)

ASSETS
Current Assets:
Cash	$492,882
Prepaid Expense	62,063
Total Current Assets	554,945

Noncurrent Assets:
Investments Held in Trust	80,012,102

Total Assets	$80,567,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$87,042

Other Liabilities:
Deferred Underwriter's Fee	2,000,000

Total Liabilities	2,087,042

Commitments and Contingencies

Common Stock, subject to possible redemption: 7,348,000 shares (at redemption value)	73,480,004

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 9,523,810 shares issued and outstanding (including 7,348,000 subject to possible redemption)	952
Additional Paid-in Capital	5,110,236
Deficit Accumulated during Development Stage	(111,187)
Total Stockholders' Equity	5,000,001

Total Liabilities and Stockholders' Equity	$80,567,047

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

		For the Period from
	Three Months Ended	January 5, 2011 (date of incorporation)
	June 30, 2011	to June 30, 2011

Revenue	$-	$-

Expenses:
General and Administrative Expenses	(123,289)	(123,289)

Loss from Operations	(123,289)	(123,289)
Interest Income	12,102	12,102

Net Loss Attributable to Common Stockholder	$(111,187)	$(111,187)

Weighted Average Number of Common Shares Outstanding	8,185,034	4,831,854

Basic and Diluted Net Loss per Share Attributable to Other Stockholders	$(0.01)	$(0.02)

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from January 5, 2011 (date of incorporation) to June 30, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount and offering costs	8,000,000	800	75,565,392		75,566,192

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(111,187)	(111,187)

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 7,348,000 shares at redemption value			(73,480,004)		(73,480,004)

Balance, June 30, 2011	9,523,810	$952	$5,110,236	$(111,187)	$5,000,001

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period from
	Three Months Ended	January 5, 2011 (date of incorporation)
	June 30, 2011	to June 30, 2011

Cash Flows from Operating Activities
Net Loss	$(111,187)	$(111,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest income	(12,102)	(12,102)
(Increase) in prepaid expenses	(62,063)	(62,063)
Increase in accrued expenses	87,042	87,042

Net cash used in operating activities	(98,310)	(98,310)

Cash Flows from Investing Activities
Investments held in Trust Account	(80,000,000)	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount	78,000,000	78,000,000
Proceeds from issuance of warrants	3,000,000	3,000,000
Proceeds from notes payable, stockholder	-	175,000
Proceeds from issuance of stock to initial investor	-	25,000
Payment of note payable, stockholder	(175,000)	(175,000)
Payment of offering costs	(317,132)	(433,808)

Net cash provided by financing activities	80,507,868	80,591,192

Net increase in cash	409,558	492,882

Cash at beginning of the period	83,324	-

Cash at end of the period	$492,882	$492,882

The accompanying notes are an integral part of the interim financial statements.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011
(Unaudited)

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCG Financial Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any income, other than interest on the trust account assets (the “Trust Account”). The Company intends to focus on identifying a prospective target business or asset with which to consummate a Business Combination. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The Company is currently evaluating Business Combination candidates. All activity through June 30, 2011 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate a Business Combination.

The registration statement for the Offering was declared effective April 8, 2011. The Company consummated the Offering on April 18, 2011 and received net proceeds of approximately $82,566,000, before deducting underwriting compensation of $4,000,000 (which includes $2,000,000 of deferred contingent underwriting compensation payable upon consummation of a Business Combination) and includes $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the ‘‘Sponsor’’). Deferred offering costs (excluding $2,000,000 in underwriting fees) as of the date of the Offering was $414,428. From the date of the Offering through June 30, 2011, an additional $19,380 of deferred offering costs was paid or accrued.

On April 12, 2011, the Sponsor purchased 4,000,000 warrants (“Sponsor Warrants”) from the Company for an aggregate purchase price of $3,000,000. The Sponsor Warrants are identical to the warrants sold in the Offering, except that if held by the original holder or its permitted assigns, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption.

Total gross proceeds to the Company from the 8,000,000 units sold in the offering was $80,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering is intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination.

On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that was placed in a trust account (“Trust Account”) was invested, as provided in the Company’s registration statement. The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Trust Account assets will be maintained until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. In connection with such a vote, if a Business Combination is approved and consummated, stockholders that elect to redeem their shares of common stock will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against the Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon which was not previously used for working capital but net of taxes). These shares of common stock are recorded at a fair value and classified as temporary equity, in accordance with ASC 480. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote the initial shares in favor of approving a Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have also agreed to vote shares of common stock acquired by them in this offering or in the aftermarket in favor of a Business Combination submitted to the Company’s stockholders for approval.

The Company’s Sponsors, officers and directors have agreed that the Company will have until January 12, 2013 to consummate a Business Combination and one additional three month extension subject to (i) a signed letter of intent to consummate its initial Business Combination by January 12, 2013 (and a Business Combination relating thereto has not been consummated) and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor, Gregory H. Sachs and each member of the Sponsor have waived their rights to participate in any redemption with respect to its initial shares. However, if the Sponsor, Gregory H. Sachs or any member of the Sponsor acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2011 and the results of operations for the period from January 5, 2011 (date of inception) to June 30, 2011 and the three months ended June 30, 2011. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the period January 5, 2011 (date of incorporation) to June 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At June 30, 2011, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through June 30, 2011 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate a Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Restricted cash equivalents held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested primarily in United States Treasury Securities.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Redeemable Common Stock

The 8,000,000 common shares sold as part the Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at June 30, 2011, 7,348,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2011).

Securities held in Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Income tax

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

There were no unrecognized tax benefits as of June 30, 2011. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended June 30, 2011.

The Company is subject to income tax examinations by major taxing authorities since its inception.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

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

The Company does not believe that the adoption of any other recently issued, but not yet effective, accounting standards will have a material impact on its financial position and results of operations.

NOTE C—INITIAL PUBLIC OFFERING

The Company consummated its Offering on April 18, 2011. Pursuant to the Offering, the Company sold 8,000,000 units at $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) one year from the date of the prospectus for the Offering (April 12, 2012) or (b) 30 days after the completion of a Business Combination, and will expire five years from the date of the consummation of the Business Combination. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

NOTE D—RELATED PARTY TRANSACTIONS

The Company issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes were non-interest bearing and were payable on the earlier of December 30, 2011 or the consummation of the Offering. The notes were repaid from the proceeds of the Company’s Offering.

On January 28, 2011, the Company issued to the Sponsor 1,752,381 shares of restricted common stock for an aggregate purchase price of $25,000 in cash. The purchase price for each share of common stock was approximately $0.0001 per share. These shares included 228,571 shares of common stock that were forfeited on June 2, 2011 upon the expiration of the underwriter’s overallotment option. The Sponsor and its permitted transferees own 16% of the Company’s issued and outstanding shares after the Offering. A portion of the Sponsor’s shares in an amount equal to 3% of the Company’s issued and outstanding shares will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of a Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed that they will not sell or transfer their initial shares until one year following consummation of a Business Combination, subject to earlier release in certain circumstances.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

The Sponsor purchased, in a private placement, 4,000,000 warrants prior to the Offering at a price of $0.75 per warrant (a purchase price of $3,000,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable initial public offerings by previous blank check companies. The Sponsor has agreed that the warrants purchased will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. The private placement warrants are classified within permanent equity as additional paid-in capital in accordance with ASC 815-40-25-13.

The Company has entered into an Administrative Services Agreement, effective as of April 12 2011, with Sachs Capital Group, LP, an affiliate of the Sponsor, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services, with up to an additional $7,500 for its other operating expenses incurred by the Sponsor. This agreement will expire upon the earlier of: (a) the successful completion of the Company’s Business Combination, (b) January 12, 2013 (plus one additional 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated.

The Sponsor is entitled to registration rights pursuant to a registration rights agreement. The Sponsor will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of common stock, the Sponsor Warrants and the common stock underlying the Sponsor Warrants, commencing on the date such common stock or Sponsor Warrants are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE E—COMMITMENTS AND CONTINGENCIES

In conjunction with the Offering on April 18, 2011, the Company granted the underwriters a 45-day option  to purchase up to 1,200,000 additional Units to cover the over-allotment at the initial offering price less the underwriting discounts and commissions.  This option expired unexercised on June 2, 2011.

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its initial Business Combination.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

NOTE F—INVESTMENT IN TRUST ACCOUNT

On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that was placed in a Trust Account was invested, as provided in the Company’s registration statement.  The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  The Trust Account assets will be maintained until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

As of June 30, 2011, investment securities in the Company’s Trust Account consist of $80,025,096 in United States Treasury Bills and $632 of cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at June 30, 2011 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$80,011,470	$13,626	$80,025,096

NOTE G—FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, “Fair Value Measurements” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to June 30, 2011

Description	June 30, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$80,025,096	$80,025,096	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2011, the Company has not issued any shares of preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Registration Statement File No. 333-172085; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

We do not have any specific initial business transaction under consideration although we are actively searching for a target business. We will use the same disciplined approach that our management team has used in the past when acquiring target businesses.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our initial public offering has been in preparation of the initial public offering. Since the completion and closing of our initial public offering, our activity has been limited to evaluating business transaction candidates.  We will not generate any operating revenues until after completion of our initial business transaction. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (i.e. United States Treasury Bills.)

For the period January 5, 2011 through June 30, 2011 as well as for the three months ended June 30, 2011, we had net loss of $111,187 consisting of expenses of $123,289 offset by accrued interest on the trust fund of $12,102. As a result of being a public company, we expect to incur increased expenses in the future for legal, financial reporting, accounting and due diligence.

Liquidity and Capital Resources

As of June 30, 2011 we had $492,882 in a bank account which is available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger. Out of the proceeds of our initial public offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000, with a prepaid balance at June 30, 2011 of $50,736.

The cash balance as of June 30, 2011 is $492,882, which includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the offering, 3) payment of $98,310 in operating expenditures and 4) investment of $80,000,000 in the trust account.

We intend to use substantially all of the funds held in the trust account (net of taxes), to consummate our initial business transaction. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that the $492,882 not held in trust as of June 30, 2011 will be sufficient to allow us to operate until January 12, 2013, the date by which we must consummate a business combination. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction. In order to meet our working capital needs following the consummation of our initial public offering, SCG Financial Holdings LLC may, but is not obligated to, loan us funds, from time to time, or at any time, in whatever amount it deems reasonable in its sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the insider warrants. The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expense incurred with the filing of any such registration statements.

We do not believe we will need to raise additional funds until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction.

We have evaluated the appropriate accounting treatment for the insider warrants and the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, including when we are unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable requirements of FASB ASC 815, which provides guidance on identifying those contracts that should not be accounted for as derivative instruments, in accordance with FASB ASC 815. Accordingly, we intend to classify such instruments within permanent equity as additional paid-in capital.

We believe the purchase price of the insider warrants was greater than the fair value of such warrants when purchased.  Therefore, we will not be required to incur a compensation expense in connection with the purchase by our sponsors of the insider warrants.

Off-balance sheet financing arrangements:

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

Contractual obligations:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering that were put in the trust account have been invested, as provided in the Company’s registration statement.  The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  The Trust Account assets will be maintained until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.  Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures:

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control:

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s prospectus dated April 12, 2011 filed with the SEC, except the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.EXHIBITS.

(a)	Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011		SCG Financial Acquisition Corp.

	By:	/s/ Gregory H. Sachs
Gregory H. Sachs
Chief Executive Officer