Form 10-Q
period 2011-09-30
SCG Financial Acquisition Corp.
filed 2011-11-10
CIK 1512074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒

As of November 10, 2011, the registrant had 9,523,810 shares of Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM BALANCE SHEET
September 30, 2011
(Unaudited)

ASSETS
Current Assets:
Cash	$437,106
Prepaid Expense	36,350
Total Current Assets	473,456

Noncurrent Assets:
Investments Held in Trust	80,028,669

Total Assets	$80,502,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$124,113

Other Liabilities:
Deferred Underwriter's Fee	2,000,000

Total Liabilities	2,124,113

Commitments and Contingencies

Common Stock, subject to possible redemption: 7,337,801 shares (at redemption value)	73,378,011

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 9,523,810 shares issued and outstanding (including 7,337,801 subject to possible redemption)	952
Additional Paid-in Capital	5,212,229
Deficit Accumulated during Development Stage	(213,180)
Total Stockholders' Equity	5,000,001

Total Liabilities and Stockholders' Equity	$80,502,125

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM STATEMENT OF OPERATIONS
(Unaudited)

		For the Period from
	Three Months Ended	January 5, 2011 (date of incorporation)
	September 30, 2011	to September 30, 2011

Revenue	$-	$-

Expenses:
General and Administrative Expenses	(118,560)	(241,849)

Loss from Operations	(118,560)	(241,849)
Interest Income	16,568	28,669

Net Loss Attributable to Common Stockholder	$(101,992)	$(213,180)

Weighted Average Number of Common Shares Outstanding	9,523,810	6,436,538

Basic and Diluted Net Loss per Share Attributable to Other Stockholders	$(0.01)	$(0.03)

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from January 5, 2011 (date of incorporation) to September 30, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount and offering costs	8,000,000	800	75,565,392		75,566,192

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(213,180)	(213,180)

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 7,337,801 shares at redemption value			(73,378,011)		(73,378,011)

Balance, September 30, 2011	9,523,810	$952	$5,212,229	$(213,180)	$5,000,001

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.
(a development stage company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period from
	Three Months Ended	January 5, 2011 (date of incorporation)
	September 30, 2011	to September 30, 2011

Cash Flows from Operating Activities
Net Loss	$(101,992)	$(213,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest income	(16,568)	(28,669)
(Increase) decrease in prepaid expenses	25,714	(36,350)
Increase in accrued expenses	37,070	124,113

Net cash used in operating activities	(55,776)	(154,086)

Cash Flows from Investing Activities
Investments held in Trust Account		(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount		78,000,000
Proceeds from issuance of warrants		3,000,000
Proceeds from notes payable, stockholder		175,000
Proceeds from issuance of stock to initial investor		25,000
Payment of note payable, stockholder		(175,000)
Payment of offering costs		(433,808)

Net cash provided by financing activities		80,591,192

Net increase (decrease) in cash	(55,776)	437,106

Cash at beginning of the period	492,882	-

Cash at end of the period	$437,106	$437,106

Supplemental disclosure of non-cash financing activities:
Deferred underwriter’s fee	$2,000,000	$2,000,000

The accompanying notes are an integral part of the interim financial statements.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011
(Unaudited)

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCG Financial Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Initial Business Combination”). The Company has neither engaged in any operations nor generated any income, other than interest on the trust account assets (the “Trust Account”). The Company is focused on identifying a prospective target business or asset with which to consummate an Initial Business Combination. The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The Company is currently evaluating Initial Business Combination candidates. All activity through September 30, 2011 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

The registration statement for the Offering was declared effective April 8, 2011. The Company consummated the Offering on April 18, 2011 and received net proceeds of approximately $82,566,000, before deducting underwriting compensation of $4,000,000 (which includes $2,000,000 of deferred contingent underwriting compensation payable upon consummation of an Initial Business Combination) and includes $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the “Sponsor”). Total offering costs (excluding $2,000,000 in underwriting fees) was $433,808.

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

Total gross proceeds to the Company from the 8,000,000 units sold in the offering was $80,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully consummate an Initial Business Combination.

On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that was placed in a trust account (“Trust Account”) was invested, as provided in the Company’s registration statement. The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Trust Account assets will be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account as described below.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with an Initial Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with its Initial Business Combination, the Company will proceed with an Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. In connection with such a vote, if an Initial Business Combination is approved and consummated, stockholders that elect to redeem their shares of common stock will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon which was not previously used for working capital but net of taxes). These shares of common stock are recorded at a fair value and classified as temporary equity, in accordance with ASC 480. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed, in the event the Company is required to seek stockholder approval of its Initial Business Combination, to vote the initial shares in favor of approving an Initial Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have also agreed to vote shares of common stock acquired by them in this offering or in the aftermarket in favor of an Initial Business Combination submitted to the Company’s stockholders for approval.

The Company’s Sponsor, officers and directors have agreed that the Company will have until January 12, 2013 to consummate an Initial Business Combination and one additional three month extension subject to (i) a signed letter of intent to consummate its Initial Business Combination by January 12, 2013 (and an Initial Business Combination relating thereto has not been consummated) and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor, Gregory H. Sachs and each member of the Sponsor have waived their rights to participate in any redemption with respect to its initial shares. However, if the Sponsor, Gregory H. Sachs or any member of the Sponsor acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate an Initial Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2011 and the results of operations for the period from January 5, 2011 (date of inception) to September 30, 2011 and the three months ended September 30, 2011. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the period January 5, 2011 (date of incorporation) to September 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2011, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through September 30, 2011 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate an Initial Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Restricted cash equivalents held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an Initial Business Combination. The funds held in the Trust Account are invested primarily in United States Treasury Securities.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at September 30, 2011, 7,337,801 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at September 30, 2011).

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

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

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

There were no unrecognized tax benefits as of September 30, 2011. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended September 30, 2011.

The Company is subject to income tax examinations by major taxing authorities since its inception.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

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

NOTE C—INITIAL PUBLIC OFFERING

The Company consummated its Offering on April 18, 2011. Pursuant to the Offering, the Company sold 8,000,000 units at $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) one year from the date of the prospectus for the Offering (April 12, 2012) or (b) 30 days after the completion of an Initial Business Combination, and will expire five years from the date of the consummation of the Initial Business Combination. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

NOTE D—RELATED PARTY TRANSACTIONS

The Company issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes were non-interest bearing and were payable on the earlier of December 30, 2011 or the consummation of the Offering. The notes were repaid from the proceeds of the Company’s Offering.

On January 28, 2011, the Company issued to the Sponsor 1,752,381 shares of restricted common stock for an aggregate purchase price of $25,000 in cash. The purchase price for each share of common stock was approximately $0.0001 per share. These shares included 228,571 shares of common stock that were forfeited on June 2, 2011 (as a result of the underwriters not exercising their overallotment option) upon the expiration of the underwriter’s overallotment option. The Sponsor and its permitted transferees own 16% of the Company’s issued and outstanding shares after the Offering. A portion of the Sponsor’s shares in an amount equal to 3% of the Company’s issued and outstanding shares will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of an Initial Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed that they will not sell or transfer their initial shares until one year following consummation of an Initial Business Combination, subject to earlier release in certain circumstances.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

The Sponsor purchased, in a private placement, 4,000,000 warrants prior to the Offering at a price of $0.75 per warrant (a purchase price of $3,000,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable initial public offerings by previous blank check companies. The Sponsor has agreed that the warrants purchased will not be sold or transferred until 30 days following consummation of an Initial Business Combination, subject to certain limited exceptions. If the Company does not complete an Initial Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. The private placement warrants are classified within permanent equity as additional paid-in capital in accordance with ASC 815-40-25-13.

The Company has entered into an Administrative Services Agreement, effective as of April 12 2011, with Sachs Capital Group, LP, an affiliate of the Sponsor, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services, with up to an additional $7,500 for its other operating expenses incurred by the Sponsor. This agreement will expire upon the earlier of: (a) the successful completion of our Company’s Initial Business Combination, (b) January 12, 2013 (plus one additional 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated.

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

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its Initial Business Combination.  Such contingent fee is reflected as deferred underwriter’s fee of $2,000,000 on the accompanying September 30, 2011 interim balance sheet.

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

NOTE F—INVESTMENT IN TRUST ACCOUNT

On April 27, 2011, $80,000,000 from the Offering and sale of the Sponsor Warrants that was placed in a Trust Account was invested, as provided in the Company’s registration statement.  The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  The Trust Account assets will be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

As of September 30, 2011, investment securities in the Company’s Trust Account consist of $80,031,900 in United States Treasury Bills and $385 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at September 30, 2011 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$80,028,284	$3,616	$80,031,900

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

SCG Financial Acquisition Corp.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
For the period from January 5, 2011 (date of inception) to September 30, 2011

Description	September 30, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$80,031,900	$80,031,900	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2011, the Company has not issued any shares of preferred stock.

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

Overview

We are a newly organized blank check company formed on January 5, 2011 for the purpose of effecting the Initial Business Combination. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an Initial Business Combination, except that we will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business located within or outside North America. In addition, we will not effect an Initial Business Combination with another blank check company or a similar company with nominal operations. We anticipate structuring an Initial Business Combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure an Initial Business Combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we (or any entity that is a successor to us in such business combination) will become the majority (50.1%) stockholder of the target. We will not consider any transaction that does not meet such criteria.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our Offering has been in preparation of the Offering. Since the completion and closing of our Offering, our activity has been limited to evaluating business transaction candidates.  We will not generate any operating revenues until after completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (i.e. United States Treasury Bills.)

For the period January 5, 2011 through September 30, 2011 and for the three months ended September 30, 2011, we had net losses of $213,180 and $101,992, respectively.  For the period January 5, 2011 through September 30, 2011, we had expenses of $241,849 offset by accrued interest on the trust fund of $28,669. For the three months ended September 30, 2011, we had expenses of $118,560 offset by accrued interest on the trust fund of $16,568.  As a result of being a public company, we expect to incur increased expenses in the future for legal, financial reporting, accounting and due diligence.

Liquidity and Capital Resources

As of September 30, 2011 we had $437,106 in a bank account which is available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger. Out of the proceeds of our Offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000, with a prepaid balance at September 30, 2011 of $34,486.

The cash balance as of September 30, 2011 is $437,106, which includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the offering, 3) payment of $154,086 in operating expenditures and 4) investment of $80,000,000 in the trust account.

We intend to use substantially all of the funds held in the trust account (net of taxes), to consummate our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital, to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that the $437,106 not held in trust as of September 30, 2011 will be sufficient to allow us to operate until January 12, 2013, the date by which we must consummate an Initial Business Combination. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction. In order to meet our working capital needs following the consummation of our Offering, SCG Financial Holdings LLC may, but is not obligated to, loan us funds, from time to time, or at any time, in whatever amount it deems reasonable in its sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expense incurred with the filing of any such registration statements.

We do not believe we will need to raise additional funds until the consummation of our Initial Business Combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Initial Business Combination.

We have evaluated the appropriate accounting treatment for the Sponsor Warrants and the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, including when we are unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable requirements of FASB ASC 815, which provides guidance on identifying those contracts that should not be accounted for as derivative instruments, in accordance with FASB ASC 815. Accordingly, we intend to classify such instruments within permanent equity as additional paid-in capital.

We believe the purchase price of the Sponsor Warrants was greater than the fair value of such warrants when purchased.  Therefore, we will not be required to incur a compensation expense in connection with the purchase by our Sponsor of the Sponsor Warrants.

Off-balance sheet arrangements:

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

Contractual obligations:

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $7,500 payable to Sachs Capital Group, LP, an affiliate of the Sponsor, for office space, secretarial, and administrative expenses, with up to an additional $7,500 for its other operating expenses incurred by the Sponsor. We began incurring these fees on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB).   This agreement will expire upon the earlier of: (a) the successful completion of the Company’s Initial Business Combination, (b) January 12, 2013 (plus one additional 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our Offering that were put in the trust account have been invested, as provided in the Company’s registration statement.  The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  The Trust Account assets will be maintained until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account.   Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control:

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Factors that could cause the Company’s actual results to differ materially from those in this report are any of the risks described in our prospectus dated April 12, 2011 filed with the SEC, which is incorporated here by reference. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s prospectus dated April 12, 2011 filed with the SEC, except the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.EXHIBITS.

(a)	Exhibits.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011		SCG Financial Acquisition Corp.

	By:	/s/ Gregory H. Sachs
Gregory H. Sachs
Chief Executive Officer