Form 10-K
period 2011-12-31
SCG Financial Acquisition Corp.
filed 2012-03-22
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54339

SCG FINANCIAL ACQUISITION CORP.

Delaware	27-4452594

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

615 N. Wabash, Chicago, IL 60611

(312) 784-3960

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None

Securities registered pursuant to Section 12(b) of the Act

N/A

Name of each exchange on which registered

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Units, each comprising of one share of Common Stock and one Warrant

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2011, as reported on the OTC Bulletin Board, was approximately $76,240,000. As of March 22, 2012, there were 9,523,810 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the sufficiency of the use of proceeds not held in the trust account or available to us from interest income on the trust account; or

•	our financial performance following the offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 15. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the company,” “SCG”, “the Registrant,” “we,” “us” and “our” refer to SCG Financial Acquisition Corp.

PART I

Item 1.     Business

Introduction

SCG Financial Acquisition Corp. (the “company”) was incorporated in Delaware on January 5, 2011. The company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“initial business combination”).

All activity through December 31, 2011 relates to the company’s formation, initial public offering (“offering”) and identification and investigation of prospective target businesses with which to consummate an initial business combination.

The sponsor, officers and directors have agreed that the company must complete its initial business combination by January 12, 2013 (which may be extended for up to one 3 month period if (i) a letter of intent or a definitive agreement has been executed by January 12, 2013) and the business combination relating thereto has not yet been completed by January 12, 2013 and (ii) such extension is approved by at least 65% of the holders of our common stock). If the company does not consummate an initial business combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the trust account (“trust account”) , including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

Our executive offices are located at 615 N. Wabash, Chicago, IL 60611 and our telephone number at that location is (312) 784-3960.

Significant Activities Since Inception

The registration statement for the offering was declared effective April 8, 2011. The company consummated the offering on April 18, 2011 and received net proceeds of approximately $82,566,000, before deducting underwriting compensation of $4,000,000 (which includes $2,000,000 of deferred contingent underwriting compensation payable upon consummation of an initial business combination) and includes $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the “sponsor”). Total offering costs (excluding $2,000,000 in underwriting fees) were $433,808.

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

On April 27, 2011, $80,000,000 from the offering and sponsor warrants that was placed in a trust account was invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The trust account assets will be maintained until the earlier of (i) the consummation of an initial business combination or (ii) the distribution of the trust account as described below.

 On April 12, 2011, our units commenced trading on the OTC Bulletin Board under the symbol “SCGQU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing on June 3, 2011 and the trading in the units has continued under the symbol SCGQU. The common stock and warrants are quoted on the OTC Bulletin Board under the symbols SCGQ and SCGW, respectively.

Effecting our initial business combination

General

We have neither engaged in any commercial operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the offering, and following the offering, the search for a suitable business combination target. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will, however, generate non-operating income in the form of interest income on cash and cash equivalents until the completion of our initial combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses relating to the consummation of our initial business combination.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Because, unlike many blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for our stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of target businesses

Target business candidates have been and we anticipate will continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than the up to $15,000 per month for office space, administrative services and other incurred expenses relating to our operations payable to Sachs Capital Group LP, an affiliate of our sponsor. None of our sponsor, officers, directors and any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with our sponsor, or an affiliate of our sponsor, in the pursuit of an initial business combination. In the event we seek to complete an initial business combination with such a company or we partner with our sponsor or an affiliate of our sponsor in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Because, unlike many blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value equal to a specified percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will become the majority (50.1%) stockholder of the target. There is no basis for our stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete a business combination. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Therefore we do not intend to seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law.

However, we will seek stockholder approval, if it is required by law, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, prior to the consummation of a business combination, our amended and restated certificate of incorporation permits the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering (1,500,000 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the date of the stockholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of any material non-public information and may not be made during a restricted period under Regulation M under the Exchange Act. Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we may not comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share). We can purchase any or all of the 1,200,000 shares we are entitled to purchase. It will be entirely in our discretion as to how many shares are purchased. Purchasing decisions will be made based on various factors, including the then current market price of our common stock and the terms of the proposed business combination. All shares purchased by us will be immediately cancelled. Such open market purchases, if any, would be conducted by us to minimize any disparity between the then current market price of our common stock and the per-share amount held in the trust account. A market price below the per-share trust amount could provide an incentive for purchasers to buy our shares after the filing of our preliminary proxy statement at a discount to the per-share amount held in the trust account for the sole purpose of voting against our initial business combination and exercising redemption rights for the full per-share amount held in the trust account. Such trading activity could enable such stockholders to block a business combination by making it difficult for us to obtain the approval of such business combination by the vote of a majority of our outstanding shares of common stock that are voted.

In addition, in the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our sponsor, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the funds in our trust account that are so used will not be available to us after the business combination;

•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the listing of our securities on a national securities exchange;

•	because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions as described above may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or franchise or income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise or income taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by January 12, 2013 (or April 12, 2013, subject to (i) a signed letter of intent to consummate its initial business combination and (ii) the approval of at least 65% of the holders of the company’s common stock). That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the franchise or income taxes payable than it would have been in the absence of such privately negotiated or market transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and franchise or income taxes payable because such amounts will be payable by us; and

•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Our sponsor, officers, directors and/or their affiliates anticipate that they will identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of tender offer materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our sponsor, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account at December 31, 2011 was $10.00 per public share. Our sponsor agreed to waive its redemption rights with respect to the founder shares and any public shares it may hold in connection with the consummation of a business combination.

Manner of Conducting Redemptions

Unlike many blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law, if a stockholder vote is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all common stock that is validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and all shares of common stock will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our common stock electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. Our sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with any such tender offer.

If, however, stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our sponsor has agreed to vote its founder shares and any public shares purchased during or after the offering in favor of our initial business combination. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction; provided, however, our public stockholders voting in favor of our initial business combination may elect to exercise their redemption rights and shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and up to $1.25 million withdrawn for working capital purposes, but our public stockholders voting against the business combination and electing to exercise their redemption rights shall only be entitled to receive cash equal to their pro rata share of the aggregate amount in the trust account less taxes and interest earned on the proceeds placed in the trust account. In addition, sponsor has agreed to waive its redemption rights with respect to their founder shares and public shares in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many blank check companies. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption or voting rights upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in the offering. Moreover, any individual stockholder or “group” will also be restricted from voting public shares in excess of an aggregate of 10% of the public shares sold in the offering, and all such additional shares in excess of 10%, which we refer to as the “Excess Shares”, will be deemed ineligible to vote at a meeting of shareholders. We believe these restrictions will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights or vote against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in the offering could threaten to exercise its redemption rights or voting rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem or vote no more than 10% of the shares sold in the offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate a business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until January 12, 2013 (or April 12, 2013).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by January 12, 2013 (which period may be extended for up to one 3 month period if (i) a letter of intent or a definitive agreement has been executed by January 12, 2013 and the business combination relating thereto has not yet been completed by January 12, 2013 and (ii) such extension is approved by at least 65% of the holders of our common stock). If we are unable to consummate a business combination within such period, our amended and restated certificate of incorporation provides that we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor has agreed to waive its redemption rights with respect to its founder shares if we fail to consummate a business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report). However, if our sponsor or any of our officers, directors or affiliates acquire public shares in or after the offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate a business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report). There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate a business combination within the allotted month time period. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account ($348,373 as of December 31, 2011) and from the up to $1.25 million in interest income which we are permitted to withdraw from the trust account (net franchise and income taxes payable), although given the current interest rate environment, we do not anticipate that the funds in the trust account will generate a meaningful amount of interest and we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than approximately $10.00, plus interest (net of any franchise and income taxes payable). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Gregory H. Sachs, our Chairman, Chief Executive Officer and President, has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sachs will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Mr. Sachs would be able to satisfy those obligations. With the exception of Mr. Sachs as described above, none of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Mr. Sachs asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Sachs to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Sachs to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that Mr. Sachs will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Sachs will also not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. We will have access to the proceeds of the offering, not held in the trust account ($348,373 as of December 31, 2011) and the up to $1.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). Based upon the current interest rate environment, we do not anticipate the funds in the trust account will generate a meaningful amount of interest, which is currently expected to be approximately $100,000 of interest over the remaining term; however, we can provide no assurances as to this amount. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to consummate a business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the required time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Mr. Sachs may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report), and will not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sachs will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not consummate a business combination by January 12, 2013 (or April 12, 2013) or if they redeem their respective shares for cash upon the consummation of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 615 N. Wabash Ave., Chicago, Illinois 60611. The cost for this space is included in the $7,500 per month fee described above that Sachs Capital Group LP charges us for general and administrative services. We believe, based on rents and fees for similar services in the Chicago metropolitan area that the fee charged by Sachs Capital Group LP is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We currently have 2 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete a business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we consummate our initial business combination unless the business combination would require stockholder approval under applicable state law or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor has agreed to vote its founder shares, as well as any public shares purchased during or after the offering, in favor of our initial business combination. As of the date of this Annual Report, our sponsor owns 16% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our sponsor has agreed to waive its redemption rights with respect to their founder shares and public shares in connection with the consummation of an initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete a business combination by January 12, 2013 (or April 12, 2013) may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by January 12, 2013 (or April 12, 2013, subject to (i) a signed letter of intent to consummate its initial business combination and (ii) the approval of at least 65% of the holders of the company’s common stock). Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into a business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report). We may not be able to find a suitable target business and consummate a business combination within such time period. If we have not consummated a business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Furthermore, our outstanding warrants are not entitled to participate in any redemption and the warrants will therefore expire worthless if we are unable to consummate a business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report).

Our purchase of common stock in the open market may support the market price of the common stock and/ or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the units, common stock and/or warrants.

Unlike many blank check companies, if we seek stockholder approval of our initial business combination, prior to the consummation of a business combination, our amended and restated certificate of incorporation permits the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering (1,200,000 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the date of the stockholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchase may materially adversely affect the market price of our securities.

If we seek stockholder approval of our business combination, we, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares of common stock from stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our sponsor, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although neither we nor they currently anticipate paying any premium purchase price for such public shares, in the event we or they do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining stockholders who do not redeem their shares. Such stockholders will experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by us at a premium. In addition, in the event we seek stockholder approval of our business combination, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering (1,200,000 shares). Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we do not intend to comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account ($10.00 per share). The purpose of such purchases would be to: (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible. In addition, purchases in the open market would provide liquidity to those public stockholders whose shares are so purchased in advance of the closing of the business combination.

If we purchase shares using trust account proceeds prior to the consummation of our business combination outside the safe harbor provisions of Rule 10b-18 under the Exchange Act, we could be subject to liability under the Exchange Act.

As described above, we are permitted to withdraw trust account proceeds prior to the consummation of our business combination to purchase shares in the open market. Due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 of the Exchange Act, which provides for a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. As such, a stockholder could bring an action against us claiming our purchases have resulted in market manipulation, because our share price and trading volume may be higher than it would have been without such purchases. If a stockholder brought such an action and a court found that we violated Section 9(a)(2) and Rule 10b-5 of the Exchange Act, we would be subject to monetary damages to the stockholder. In addition, we may be subject to an enforcement action by the SEC.

Our purchases of common stock in the open market or in privately negotiated transactions would reduce the funds available to us after the business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules with proceeds released to us from the trust account immediately following consummation of the initial business combination. In addition, in the event we seek stockholder approval of our business combination, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase to 15% of the shares sold in the offering (1,200,000 shares). Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we do not intend to comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account ($10.05 per share).Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share). As a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the business combination.

Purchases of common stock in the open market or in privately negotiated transactions by us or our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to list our common stock on a national securities exchange.

If we or our sponsor, directors, officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our securities, which may make it difficult to obtain the listing of our securities on a national securities exchange if we determine to apply for such listing in connection with the business combination.

Our purchases of common stock in the open market or in privately negotiated transactions may have negative economic effects on our remaining public stockholders.

If we seek stockholder approval of our business combination and purchase shares in privately negotiated or market transactions from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining public stockholders will bear the economic burden of the franchise and income taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report). In addition, our remaining public stockholders following the consummation of a business combination will bear the economic burden of the deferred underwriting commission as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the stockholders from whom we purchase shares in open market or in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the franchise and income taxes payable on the interest earned by the trust account, the up to $100,000 of dissolution expenses or the deferred underwriting commission and, in the case of purchases at a premium, have received such premium.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our consummation of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, or (ii) the redemption of our public shares if we are unable to consummate an initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report) subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the required time period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We do not intend to establish an audit committee or a compensation committee until the consummation of an initial business combination or earlier if required by law or otherwise required. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.

Upon consummation of an initial business combination (or earlier if required by law or otherwise required), our board of directors intends to establish an audit committee and a compensation committee, and adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the consummation of our initial business combination could negatively impact our operations and profitability.

Our securities are quoted on the Over-the-Counter Bulletin Board quotation system, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex Market or another national securities exchange and result in our stockholders not receiving the benefit of our being subject to the listing standards of a national securities exchange.

Our units, common stock and warrants are currently traded in the over-the-counter market and quoted on the Over-the-Counter Bulletin Board quotation system, or the OTCBB, which is a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NYSE Amex Market. Quotation of our securities on the OTCBB will limit the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex Market or another national securities exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

The OTCBB does not impose listing standards or requirements. If our securities were listed on the NYSE Amex Market or another national securities exchange, we would be subject to a number of listing standards, including requirements relating to our minimum unaffiliated market capitalization and common stock trading price, the independence of a majority of our board of directors, requirements regarding committees of our board and certain other stockholder approval and corporate governance requirements. In addition, we would be subject to any special stock exchange requirements applicable to blank check companies, such as requirements, in certain instances, that we obtain stockholder approval of our initial business combination and that we do not enter into an initial business combination that has an acquisition value less than 80% of the funds in the trust account.

As a result of new rules affecting reverse mergers, we may not be able to list our securities on a national securities exchange immediately following the completion of a business combination.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their business combination, we may not be able, immediately following our initial business combination, to list our securities on a national securities exchange. On November 9, 2011, the SEC approved new rules of the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. Following the completion of our initial business combination, we may have to meet the strengthened listing criteria of such securities exchanges, including but not limited to having completed a one-year “seasoning period” by trading on the OTCBB following our initial business combination, having filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our initial business combination and having maintained a requisite minimum bid price for a sustained period of time. As a result, the liquidity and price of our securities, following our initial business combination, may be more limited than if our securities were listed on a national securities exchange.

You will not be entitled to protections normally afforded to stockholders of many other blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5.0 million upon the successful consummation of the offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us and, if we seek stockholder approval of our initial business combination, the release of funds to us to purchase up to 15% of our public shares pursuant to our amended and restated certificate of incorporation, unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our common stock, you will lose the ability to both redeem and vote all such shares in excess of 10% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in the offering. Moreover, any individual shareholder or “group” will also be restricted from voting public shares in excess of an aggregate of 10% of the public shares sold in the offering, and all additional such shares in excess of 10%, which we refer to as the “Excess Shares”, which would then ineligible to vote. Your inability to vote and redeem the Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. And as a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock in the open market, then the resources available to us for a business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of the offering not being held in the trust account, together with the up to $1.25 million (subject to adjustment as described herein) of interest in the trust account (net of franchise and income taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate through April 12, 2013 (if we have met the conditions for a three month extension by January 12, 2013), we may be unable to complete our initial business combination.

Although we are permitted to withdraw up to $1.25 million in interest income from the trust account, based on the current interest rate environment, we do not believe the funds in the trust account will generate a meaningful amount of interest. Currently, we believe the proceeds placed in the trust account will produce approximately $100,000 in interest through April 12, 2013; however, we can provide no assurances this will be true. The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate at least until January 12, 2013 (or April 12, 2013 if we have met the extension requirement, assuming that our initial business combination is not consummated during that time). Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

Of the net proceeds of the offering, $348,373 is available to us as of December 31, 2011 outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. Based on the current low interest rate environment, as of the date of this Annual Report, we believe the proceeds placed in the trust account will not produce a meaningful amount of interest, which is currently expected to be approximately $100,000 in interest through April 12, 2013; however, we can provide no assurances regarding this amount. Additionally, the current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate. Neither our sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the approximately $10.00 per share initially held in the trust account, due to claims of such creditors. Mr. Sachs has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sachs will not be responsible to the extent of any liability for such third party claims. However, we have not asked Mr. Sachs to reserve for such indemnification obligations and we cannot assure you that Mr. Sachs would be able to satisfy those obligations. With the exception of Mr. Sachs as described above, none of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce Mr. Sachs’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Mr. Sachs’ asserts that he is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Sachs to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Sachs to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following January 12, 2013 (or April 12, 2013) in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants issued in the offering under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants issued in the offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the offering, our sponsor and its permitted transferees can demand that we register the founder shares, holders of our sponsor warrants and their permitted transferees can demand that we register the sponsor warrants and the shares of common stock issuable upon exercise of the sponsor warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the sponsor warrants and the shares of common stock issuable upon exercise of such sponsor warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our sponsor or its permitted transferees are registered.

Because we have not selected a particular segment of the financial services sector or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to consummate a business combination with an operating company in the financial services sector in North America, but may also pursue acquisition opportunities in other sectors or geographic regions, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to stockholders than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities in sectors outside of the financial services sector (which may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the financial services sector, we will consider a business combination outside of the financial services sector if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the financial services sector, our management’s expertise in the financial services industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the financial services industry would not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines in the prospectus relating to the offering that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses in the prospectus relating to the offering, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Unlike many blank check companies, we are not required to acquire a target with a valuation equal to a certain percentage of the amount held in the trust account. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Many blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for a business combination. Because we do not have the requirement that a target business have a minimum fair market enterprise value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Stockholders will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. In addition, we may consummate a business combination with a target whose enterprise value is significantly less than the amount of money held in the trust account, thereby resulting in our ability to use the remaining funds in the trust account to make additional acquisitions without seeking stockholder approval or providing redemption rights.

Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating a business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the offering, there were 228,476,190 authorized (9,523,410 issued) shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will permit the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering, in the open market. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination on the one hand and their other businesses on the other hand. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers is engaged in several other business endeavors for which he is entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors may in the future become, affiliated with entities that are engaged in a similar business. Certain of our directors serve as officers and board members for other entities. As a result, our directors may compete with us for attractive opportunities for business combinations. In each case, our directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us.

Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply against us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations they may have as of the date of the offering. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities.

In addition, our officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by January 12, 2013 (subject to a three month extension as discussed elsewhere in this Report). Our directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in our prospectus relating to the offering and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may partner, submit a joint bid or enter into a similar transaction with our sponsor or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with our sponsor or an affiliate of our sponsor in our pursuit of a business combination. Although we currently have no plans to partner with our sponsor or an affiliate of our sponsor, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in our prospectus relating to the offering and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with our sponsor or an affiliate of our sponsor, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction with our sponsor or an affiliate of our sponsor, conflicts could invariably arise from our sponsor’s, or an affiliate of our sponsors’ interest in maximizing returns to its members or limited partners, which may be at odds with the strategy of the post-business combination company, the board of the post-business combination company or not in the best interests of the stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether pre or post-business combination.

Since our sponsor will lose its entire investment in us if a business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Our sponsor purchased an aggregate of 1,752,381 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. 228,571 of the founder shares were forfeited to the company, for no consideration as a result of the underwriters electing not to exercise the over-allotment option. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor has purchased an aggregate of 4,000,000 sponsor warrants, each exercisable for one share of our common stock at $11.50 per share, for a purchase price of $3.0 million, or $0.75 per warrant, that will also be worthless if we do not consummate a business combination. In addition, the founder earn out shares (equal to 3.0% of our issued and outstanding shares after the offering) will be subject to forfeiture by our sponsor in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the offering provided us with $78.0 million that we may use to complete a business combination (excluding the $2.0 million contingent fee being held in the trust account).

We may effectuate an initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we (or any entity that is a successor to us in a business combination) will become the majority (50.1%) stockholder of the target. Even though we will own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of 65% of our stockholders, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by 65% of our stockholders, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by 65% of our stockholders. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Although we believe that the net proceeds of the offering, including the interest earned on the proceeds held in the trust account that may be available to us for a business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet entered into a business combination agreement with any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our sponsor owned 16.0% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our sponsor purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the sponsor warrants will be redeemable by us so long as they are held by members of the sponsor or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.

We issued warrants to purchase 8,000,000 shares of our common stock as part of the units in the offering and, simultaneously with the closing of the offering, we issued in a private placement an aggregate of 4,000,000 sponsor warrants, each exercisable to purchase one share of common stock at $11.50 per share. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,066,667 sponsor warrants. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The sponsor warrants are identical to the warrants sold as part of the units in the offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by January 12, 2013 (or April 12, 2013 if we have met the extension requirement for an extension, as discussed above).

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 615 N. Wabash, Chicago, IL 60611. We agreed to pay commencing on April 12, 2011 and until such time as we consummate a business combination or our liquidation, a total of $7,500 per month to Sachs Capital Group LP, an affiliate of our sponsor, for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock, warrants and units are each traded on the OTC Bulletin Board under the symbols SCGQ, SCGQW and SCGQU, respectively. Our units commenced public trading on April 12, 2011, and our common stock and warrants commenced public trading on June 3, 2011.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our units for the period from April 12, 2011 through December 31, 2011 and our common stock and warrants for the period from June 3, 2011 through December 31, 2011.

Quarter Ended	units		common stock		warrants
	Low	High	Low	High	Low	High
June 30, 2011	$9.90	$10.10	$9.53	$9.53	N/A	N/A
September 30, 2011	$9.75	$10.00	$9.44	$9.60	$0.35	$0.40
December 30, 2011	$9.82	$9.90	$9.46	$9.60	$0.30	$0.35

On March 19, 2012, the closing price of our warrants was $0.225. Our common stock was last traded on March 20, 2012, and the closing price on that day was $9.67. Our units were last traded on March 8, 2012, and the closing price on that day was $9.92.

(b) Holders

On March 22, 2012, there were 2 holders of record of our common stock, 2 holders of record of our warrants and 1 holder of record of our units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Performance graph.

N/A

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from January 5, 2011 (inception) through December 31, 2011. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

January 5, 2011 (inception
to December 31, 2011

Revenue	$0
Operating Loss	$(400,482)
Interest Income	$37,977
Net Loss	$(362,505)
Basic & Diluted Net Loss Per Share	$(0.05)
Cash & Cash Equivalents	$348,373
Investments Held in Trust	$80,037,977
Total Assets	$80,404,972
Common Stock, subject to possible redemption	$73,228,686
Stockholder’s Equity	$5,000,001

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business combination; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov., and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the offering and the private placement of the sponsor warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights or a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2011, we had $348,373 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

For the period from January 5, 2011 (inception) through December 31, 2011 we had a net loss of $362,505.

Our only activities since inception have been organizational activities and those necessary to prepare for the offering, and following the offering, the search for a suitable business combination target. Since the completion of the offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest. We may generate non-operating income in the form of interest income on cash and cash equivalents after the offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

On April 18, 2011, we consummated our offering and received net proceeds of approximately $82,566,000, before deducting underwriting compensation of $4,000,000 (which includes $2,000,000 of deferred contingent underwriting compensation payable upon consummation of an initial business combination) and includes $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC. Total offering costs (excluding $2,000,000 in underwriting fees) was $433,808. On April 12, 2011, the sponsor purchased 4,000,000 warrants (“sponsor warrants”) from the company for an aggregate purchase price of $3,000,000. Total gross proceeds to the company from the 8,000,000 units sold in the offering was $80,000,000. On April 27, 2011, $80,000,000 from the offering and sponsor warrants that was placed in a trust account (“trust account”) was invested, as provided in the company’s registration statement. As of December 31, 2011, the market value of the investment securities in our trust account consisted of $80,041,697 in United States Treasury Bills with a maturity of 180 days or less and $740 of cash equivalents.  Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000, with a prepaid balance at December 31, 2011 of $18,236.

As of December 31, 2011, we had a cash and cash equivalent balance of $348,373, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate purposes. The cash balance of $348,373 includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the offering, 3) payment of $242,819 in operating expenditures and 4) investment of $80,000,000 in the trust account.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) to consummate our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We believe that we have sufficient funds available to complete our efforts to effect an initial business combination by January 12, 2013 (or April 12, 2013 if we have met the extension requirement). To meet our working capital needs, our sponsor, an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount they deem reasonable in its, his or her sole discretion. In addition, if the sponsor makes any working capital loans, it may convert $800,000 of such loans into up to an additional 1,066,667 sponsor warrants, at a price of $0.75 per warrant at the option of the lender; which warrants would be identical to the sponsor warrants. The terms of such loans, if any, have not been determined and no written agreements exist.

We do not believe we will need to raise additional funds until the consummation of our initial business combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the offering, including amounts in the trust account, are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Significant Accounting Policies

We have identified the following as our significant accounting policies:

Use of Estimates

The preparation of financial statements conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

None.

Item 8.    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Gregory H. Sachs	46	Chairman, Chief Executive Officer, President
Michelle Sibley	41	Chief Financial Officer, Treasurer and Secretary
Kenneth B. Leonard	48	Director
Donna Parlapiano	47	Director
Marvin Shrear	68	Director
Frederick L. White	67	Director

Gregory H. Sachs has been our Chairman, Chief Executive Officer and President since inception. Since 2008, he has been Chairman and Chief Executive officer of Sachs Capital Group LP. From 1993 to 2008 he was Chairman and Chief Executive Officer of Deerfield Capital Management which he founded and oversaw its growth from a fixed income hedge fund with $15 million in assets under management to a global diversified fixed income investment manager with approximately $15 billion in assets under management. While at Deerfield, Mr. Sachs oversaw the management of Deerfield Capital Corp, a publicly traded (NYSE: DFR) specialty finance company that invests in various credit related asset classes. Deerfield Capital Corp. had gross assets in excess of $8 billion at the time Mr. Sachs sold his interest in Deerfield. Prior to founding Deerfield, Mr. Sachs was Vice President and Trading Manager for Harris Trust and Savings Bank’s Global Fixed Income Trading Division. Mr. Sachs graduated from the University of Wisconsin at Madison in 1988 with both an M.S. degree in Quantitative Analysis and Finance and a B.B.A. degree in Actuarial Science and Quantitative Analysis. He is a former board member of the Triarc Companies (NYSE: TRY) from 2004 to 2007, Deerfield Capital Corp. (NYSE: DFR) from 2005 to 2007 and the Futures Industry Association. Mr. Sachs also has extensive experience investing in real estate properties for his own account. Mr. Sachs’ designation as a director and Chairman of our board of directors was based upon his extensive background in the financial services industry, his substantial experience in growing businesses and his prior public company experience.

Michelle Sibley has been our Chief Financial Officer, Treasurer and Secretary since inception. Ms. Sibley is currently the Chief Financial Officer at Sachs Capital Group LP and at Redleaf Management company, LLC, an entity beneficially owned and controlled by Mr. Sachs, where her responsibilities include oversight of all financial aspects of the businesses. Prior to joining Redleaf Management company, LLC in 2004 and Sachs Capital Group at its founding in 2008, Ms. Sibley was a senior tax manager in Deloitte & Touche’s tax practice. She has over 10 years of experience in public accounting, working in Arthur Andersen and Deloitte & Touche’s Financial Services practices. Ms. Sibley received a B.S. in accounting from Northern Illinois University in 1993 and is a Certified Public Accountant.

Kenneth B. Leonard became our director in April 2012. Mr. Leonard has nearly 27 years of experience in the Private Equity lending space and has relationships with dozens of private equity firms, investments banks, business brokers, lenders and other service providers and intermediaries.  Mr. Leonard is a managing partner for Kayne Anderson Capital Advisors secured credit activities.  Prior to joining Kayne Anderson, Mr. Leonard was with Cerberus Capital where he was a Co-Founder of Dymas Capital Management and helped lead the development of a middle market, private equity focused lending business.  While at Dymas, Mr. Leonard played a leadership role in completing over 130 transactions with underwritten commitments in excess of $4.5 billion. Prior to joining Cerberus, Mr. Leonard was a Senior Vice President in the Merchant Banking Syndications Team at GE Capital from 2001 to 2002, where he headed up the syndications effort.  From 1998 to 2001 he was in charge of the Corporate Finance Syndications Team of Heller Financial.  From 1995 to 1998, he served as an investment professional in the Turnaround Private Equity Group of Heller Investments, Inc.  From 1986 to 1995, he served in a variety of lending positions at Heller Financial, including real estate, asset-based lending and cash flow lending.  Mr. Leonard is a graduate of the University of Iowa and received an M.B.A. from Northwestern University’s Kellogg School of Management in 1993. Mr. Leonard’s designation as a director was based upon his nearly 25 years of experience in evaluating and financing private equity transactions.

Donna Parlapiano became our director in April 2012. Ms. Parlapiano is Senior Vice President for Regional Operations and Industry Relations at AutoNation (NYSE: AN), America’s largest automotive retailer employing approximately 19,000 people at 206 dealership locations representing 244 franchises, where she joined in 1998. A nearly 25-year veteran of the automobile industry, Ms. Parlapiano’s responsibilities include dealership operations and managing relationships with automobile manufacturers. Prior to joining AutoNation, Ms. Parlapiano held finance, marketing and strategic management positions with Ford Motor company from 1986 to 1998. In September 2010, Ms. Parlapiano was named one of the 100 most influential women in US auto industry by Automotive News. Ms. Parlapiano received a B.S. in Business Administration from Southern Colorado University in 1986 and an M.B.A. from the University of Denver in 1991. Ms Parlapiano’s designation as a director was based upon her senior-level management experience.

Marvin Shrear became our director in April 2012. Mr. Shrear was a Senior Managing Director at Deerfield Capital Management (a financial services company) from 1993 until his retirement in 2008 where he also served as Chief Financial Officer. Prior to joining Deerfield, Mr. Shrear was a partner in the Chicago office of Arthur Andersen & Co., Chief Financial Officer at GNP Commodities, Inc., and Vice President Finance for FCT Group, Inc. GNP and FCT were registered futures commission merchants. Mr. Shrear received a B.S.C. in Accountancy from DePaul University in 1965 and a J.D. from Stanford University in 1968. He is licensed as a Certified Public Accountant and attorney. Mr. Shrear’s designation as a director was based upon his senior-level management and a financial services industry experience.

Frederick L. White became our director in April 2012. Mr. White is Managing Director, Deputy General Counsel and Chief Compliance Officer of Deerfield Capital Management. From 2002 to 2008, Mr. White served as Managing Director, General Counsel and Chief Compliance Officer of Deerfield. From 2004 to 2008, concurrent with his time at Deerfield, Mr. White was also General Counsel, Senior Vice President and Secretary of Deerfield Capital Corp., a publicly-traded real estate investment trust (NYSE: DFR) organized and managed by Deerfield. Before joining Deerfield, Mr. White practiced securities law for more than 30 years and was a partner at the firms of Drinker, Biddle, Gardner & Carton (1989 – 2002); Much, Shelist & Freed (1987 – 1989); and Kirkland & Ellis (1979 – 1987). Before private practice, Mr. White was an attorney with the Commodity Futures Trading Commission (1975 – 1979) and the Securities and Exchange Commission (1970 – 1975). Mr. White received his undergraduate degree from Cornell University in 1966 and his J.D. degree from the University of Michigan Law School in 1969. Mr. White’s designation as a director was based upon his over 40 years of financial services industry experience.

Officer and Director Qualifications

We have not established a nominating committee and have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former CEO or CFO of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.

Our officers and board of directors are composed of a diverse group of leaders in their respective fields. Many of the current officers or directors have senior leadership experience at domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. All of our officers and directors also have experience serving on boards of directors and/or board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, such as managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating our initial business combination.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Leonard will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Parlapiano and Mr. White, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Sachs and Mr. Shrear, will expire at the third annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, management believes that all of these reports were filed in a timely manner.

Board Committees

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business combination or earlier if required by law or otherwise required. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses. We do not believe a compensation committee is necessary prior to a business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this Annual Report.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since inception, none of our executive officers or directors received any compensation (cash or non-cash) for services rendered. Commencing on the date that our securities were first quoted on the OTCBB and continuing through the earlier of consummation of our initial business combination or our liquidation, we will pay Sachs Capital Group LP, an entity beneficially owned and controlled by Mr. Sachs, a total of $7,500 per month for office space and administrative services, including secretarial support. This arrangement is being agreed to by Sachs Capital Group LP for our benefit and is not intended to provide Sachs Capital Group LP (or Mr. Sachs) compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $7,500 per month fee and up to an additional $7,500 per month which may be paid to Sachs Capital Group LP or our sponsor for additional overhead expenses incurred on our behalf, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. Through the date of this Report, the additional $7,500 has not been paid to Sachs Capital Group LP. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations . Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and intend to establish such a committee following consummation of a business combination. We do not feel a compensation committee is necessary prior to a business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this Annual Report. All members of our board of directors reviewed the Compensation Discussion and Analysis and agreed that it should be included in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 9,523,810 shares of our common stock outstanding as of March 19, 2012, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
SCG Financial Holdings LLC (our sponsor)	1,523,810	(2)	16%
Gregory H. Sachs	1,523,810	(2)	16%
Michelle Sibley(2)	—		—
Kenneth B. Leonard (2)	400		*
Donna Parlapiano	—		—
Marvin Shrear	—		—
Frederick L. White	—		—
Pine River Capital Management L.P. (3)	620,000		6.5%
Polar Securities Inc.(4)	821,205		8.6%
Fir Tree Value Master Fund, L.P. (5)	640,000		6.7%
Bulldog Investors (6)	801,400		8.4%
AQR Capital Management, LLC (7)	767,040		8.1%
All directors and executive officers as a group (six individuals)	1,523,810		16.0%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following is 615 N. Wabash Ave., Chicago, Illinois 60611.

(2)	These shares represent one hundred percent of our shares of common stock held by our sponsor. The members of our sponsor are Gregory H. Sachs Revocable Trust Dtd. April 24, 1998, the 2011 Sachs Family Trust, Kenneth Leonard, Michelle Sibley, Loren Buck and Michael Wallach. Indirectly, through their membership interests in our sponsor, each of Ms. Sibley, Mr. Buck, Mr Leonard and Mr. Wallach beneficially own 20,000 shares of common stock and Mr. Leonard may be deemed the beneficial owner of 400 shares held directly by his children. Mr. Sachs is the sole beneficiary of the Gregory H. Sachs Revocable Trust and the children of Mr. Sachs are the beneficiaries of the 2011 Sachs Family Trust. Mr. Sachs has sole voting and dispositive control of the shares of our common stock held by our sponsor.

(3)	Based on information contained in Schedule 13G filed on December 19, 2011 jointly by Brian Taylor, Pine River Capital Management L.P. and Pine River Master Fund Ltd., Brian Taylor and Pine River Capital Management L.P. share voting and dispositive power over 620,000 (6.5%) shares of common stock of the company and Brian Taylor and Pine River Master Fund Ltd. share voting and dispositive power over 555,600 (5.8%) shares of common stock of the company. Each reporting person has an address at 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(4)	Based on information contained in Schedule 13G/A filed on February 14, 2012, Polar Securities Inc. and North Pole Capital Master Fund have shared voting power with respect to 821,205 shares of common stock. The address of reporting persons is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(5)	Based on information contained in Schedule 13G filed on April 21, 2011 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”) and Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree Value is the beneficial owner of 640,000 shares of common stock. Fir Tree may be deemed to be the beneficial owner of 640,000 shares of common stock as a result of being the investment manager of Fir Tree Value. The business address of Fir Tree Value is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay Box 31106, Grand Cayman KY1-1205, Cayman Islands and the business address of Fir Tree is 505 Fifth Avenue 23rd Floor, New York, New York 10017.

(6)	A Schedule 13G/A was filed on February 14, 2011, by the following persons: Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors and Bulldog Investors has sole voting and dispositive power with respect to 603,808 shares of common stock, and shared voting and dispositive power with respect to 197,592 shares of our common stock. The address of reporting person is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663.

(7)	Based on information contained in Schedule 13G filed on February 8, 2012, AQR Capital Management, LLC (“AQR”) has shared voting and dispositive power with respect to 767,040 shares of common stock and serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 6.6% of the total amount reported by AQR. Reporting persons have an address at 142 W. 57th Street 12th Floor, New York NY 10019.

As of the date of this Annual Report, the sponsor beneficially owned 16.0% of the issued and outstanding shares of common stock. Because of this ownership block, the sponsor may be able to effectively influence the outcome of all matters requiring approval by the company’s stockholders, including the election of directors, amendments to the amended and restated certificate of incorporation and approval of significant corporate transactions other than approval of the company’s initial business combination.

The founder earn out shares (equal to 3.0% of the issued and outstanding shares after the offering) will be subject to forfeiture by our sponsor in the event the last sales price of the company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the initial business combination.

Our sponsor has purchased an aggregate of 4,000,000 sponsor warrants at a price of $0.75 per warrant ($3.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of the offering. Each sponsor warrant entitles the holder to purchase one share of common stock at $11.50 per share. The sponsor warrants are subject to the transfer restrictions described below. The sponsor warrants will not be redeemable by the company so long as they are held by our sponsor or its permitted transferees. If the sponsor warrants are held by holders other than our sponsor or its permitted transferees, the sponsor warrants will be redeemable by the company and exercisable by the holders on the same basis as the warrants included in the units being sold in the offering. The sponsor warrants may also be exercised by our sponsor or its permitted transferees on a cashless basis. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the offering.

Transfers of Founder Shares and Sponsor Warrants

The founder shares, sponsor warrants and any shares of common stock and warrants purchased in the offering or issued upon exercise of the sponsor warrants are each subject to transfer restrictions pursuant to lockup provisions in the letter agreements with the company and the underwriters entered into by our sponsor. Those lockup provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (B) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the sponsor warrants and the respective common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) by gift to a member of one of the members of our sponsor’s immediate family or to a trust, the beneficiary of which is a member of one of the members of our sponsor’s immediate family, an affiliate of our sponsor or to a charitable organization; (c) by virtue of laws of descent and distribution upon death of one of the members of our sponsor; (d) pursuant to a qualified domestic relations order; (e) in the event of our liquidation prior to our completion of our initial business combination; or (f) in the event of our consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummation of our initial business combination; provided, however, that in the case of clauses (a) through (d) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party Transactions

The company issued $75,000 and $100,000 unsecured promissory notes to the sponsor on January 28, 2011 and February 9, 2011, respectively. The notes were non-interest bearing and were repaid from the proceeds of the offering.

In January, 2011 we issued an aggregate of 2,190,477 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash. On April 12, 2011, we effected a 0.8 for one reverse split, the result of which left our sponsor with 1,752,381 founder shares. These shares included 228,571 shares of common stock that were forfeited on June 2, 2011 (as a result of the underwriters not exercising any portion of the overallotment option). The sponsor owns 16% of the company’s issued and outstanding shares after the offering. A portion of the sponsor’s shares in an amount equal to 3% of the company’s issued and outstanding shares will be subject to forfeiture by the sponsor in the event the last sales price of the company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of an initial business combination. The sponsor, Gregory H. Sachs and each member of the sponsor have agreed that they will not sell or transfer their initial shares until one year following consummation of an initial business combination, subject to earlier release in certain circumstances.

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

The company has entered into an Administrative Services Agreement, effective as of April 12 2011, with Sachs Capital Group, LP, an affiliate of the sponsor, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services, with up to an additional $7,500 for its other operating expenses incurred by the sponsor. This agreement will expire upon the earlier of: (a) the successful completion of our company’s business combination, (b) January 12, 2013 (plus one additional 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the company’s common stock), or (c) the date on which the company is dissolved and liquidated. Through the date of this report, the additional $7,500 has not been paid to Sachs Capital Group LP.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Up to $800,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the sponsor warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

Although we are not required to have a majority of independent directors on our board of directors, we have elected to have a majority of independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We believe that each of Messrs. Leonard, Shrear and White and Ms. Parlapiano, is an independent director as such term is defined under the rules of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act. Although as of the date of this Report, our company is not listed on the Nasdaq Stock Market, we have voluntarily applied the definition of director independence used by the Nasdaq Stock Market in making the determinations with respect to Messrs. Leonard, Shrear and White and Ms. Parlapiano. Our independent directors may have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2011, the firm of Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein Kass for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass in connection with regulatory filings. We paid Rothstein Kass $50,000 in connection with our audited financials for the period ended April 18, 2011 and for the period from January 5, 2011 (inception) to January 28, 2011 and $24,000 for reviews of interim financial statements through September 30, 2011. We expect to be billed approximately $17,500 in connection with our December 31, 2011 fiscal year-end audit.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Rothstein Kass during the last two fiscal years.

Tax Fees. We expect to be billed $5,000 by Rothstein Kass for tax planning and tax advice for the year ended December 31, 2011.

All other fees. We have paid no fees to Rothstein Kass for consulting services for our due diligence review in connection with the investigation of an acquisition target.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

Index to Financial Statements

December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SCG Financial Acquisition Corp.

We have audited the accompanying balance sheet of SCG Financial Acquisition Corp (the “Company”) as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period January 5, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the period January 5, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles general accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

March 14, 2012

SCG Financial Acquisition Corp.

(a development stage company)

BALANCE SHEET

December 31, 2011

ASSETS
Current Assets:
Cash	$348,373
Prepaid Expense	18,622
Total Current Assets	366,995

Noncurrent Assets:
Investments Held in Trust	80,037,977

Total Assets	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$176,285

Other Liabilities:
Deferred Underwriter's Fee	2,000,000

Total Liabilities	2,176,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 7,322,869 shares (at redemption value)	73,228,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 9,523,810 shares issued and outstanding (including 7,322,869 subject to possible redemption)	952
Additional Paid-in Capital	5,361,554
Deficit Accumulated during Development Stage	(362,505)
Total Stockholders' Equity	5,000,001

Total Liabilities and Stockholders' Equity	$80,404,972

The accompanying notes are an integral part of the financial statements.

SCG Financial Acquisition Corp.
(a development stage company)

STATEMENT OF OPERATIONS

For the period from January 5, 2011 (date of inception) to December 31, 2011

For the Period from
January 5, 2011 (date of inception)
to December 31, 2011

Revenue	$-

Expenses:
General and Administrative Expenses	(400,482)

Loss from Operations	(400,482)
Interest Income	37,977

Net Loss Attributable to Common Stockholders	$(362,505)

Weighted Average Number of Common Shares Outstanding	7,223,322

Basic and Diluted Net Loss per Share Attributable to Other Stockholders	$(0.05)

The accompanying notes are an integral part of the financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 5, 2011 (date of inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount and offering costs	8,000,000	800	75,565,392		75,566,192

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(362,505)	(362,505)

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 7,322,869 shares at redemption value			(73,228,686)		(73,228,686)

Balance, December 31, 2011	9,523,810	$952	$5,361,554	$(362,505)	$5,000,001

The accompanying notes are an integral part of the financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

STATEMENT OF CASH FLOWS

For the period from January 5, 2011 (date of inception) to December 31, 2011

For the Period from
January 5, 2011 (date of inception)
to December 31, 2011

Cash Flows from Operating Activities
Net Loss	$(362,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest income	(37,977)
Increase in prepaid expenses	(18,622)
Increase in accrued expenses	176,285

Net cash used in operating activities	(242,819)

Cash Flows from Investing Activities
Investments held in Trust Account	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount	78,000,000
Proceeds from issuance of warrants	3,000,000
Proceeds from notes payable, stockholder	175,000
Proceeds from issuance of stock to initial stockholders	25,000
Payment of note payable, stockholder	(175,000)
Payment of offering costs	(433,808)

Net cash provided by financing activities	80,591,192

Net increase in cash	348,373

Cash at beginning of the period	-

Cash at end of the period	$348,373

Supplemental disclosure of non-cash financing activities:
Deferred underwriter’s fee	$2,000,000

The accompanying notes are an integral part of the financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCG Financial Acquisition Corp., a recently formed Delaware blank check company (the “Company”) was incorporated on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Initial Business Combination”). The Company has neither engaged in any operations nor generated any income, other than interest on the trust account assets (the “Trust Account”). The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

All activity through December 31, 2011 relates to the Company’s formation, initial public offering (“Offering”), and following the Offering, the identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless required by law or otherwise required. The Company will proceed with an Initial Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with its Initial Business Combination, the Company will proceed with an Initial Business Combination, only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination and so long as stockholders electing to redeem their shares do not cause our net tangible assets to be less than $5,000,001. In connection with such a vote, if an Initial Business Combination is approved and consummated, stockholders that elect to redeem their shares of common stock will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon which was not previously used for working capital but net of taxes). These shares of common stock are recorded at a fair value and classified as temporary equity, in accordance with ASC 480. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed, in the event the Company is required to seek stockholder approval of its Initial Business Combination, to vote the shares acquired by them prior to the Offering (the “Initial Shares”) in favor of approving an Initial Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of an Initial Business Combination submitted to the Company’s stockholders for approval.

The Company’s Sponsor, officers and directors have agreed that the Company will have until January 12, 2013 to consummate an Initial Business Combination and one additional three month extension subject to (i) a signed letter of intent to consummate its Initial Business Combination by January 12, 2013 (and an Initial Business Combination relating thereto has not been consummated) and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor, Gregory H. Sachs and each member of the Sponsor have waived their rights to participate in any redemption with respect to their Initial Shares. However, if the Sponsor, Gregory H. Sachs or any member of the Sponsor acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate an Initial Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC).

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of December 31, 2011, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through December 31, 2011 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate an Initial Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

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

Redeemable common stock

The 8,000,000 common shares sold as part the Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at December 31, 2011, 7,322,869 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at December 31, 2011).

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

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

Income tax

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a full valuation allowance as of December 31, 2011 of $60,000. The deferred tax asset is comprised of expenses non-deductible in the development stage. Effective tax rates from statutory rates due to timing in the deductibility of expenses.

There were no unrecognized tax benefits as of December 31, 2011. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since its inception.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

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

On January 28, 2011, the Company issued to the Sponsor 1,752,381 Initial Shares for an aggregate purchase price of $25,000 in cash. The purchase price for Initial Share was approximately $0.0001. The Initial Shares included 228,571 shares that were forfeited on June 2, 2011 (as a result of the underwriters not exercising their overallotment option) upon the expiration of the underwriter’s overallotment option. The Sponsor and its permitted transferees own 16% of the Company’s issued and outstanding shares after the Offering. A portion of the Initial Shares equal to 3% of the Company’s issued and outstanding shares will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of an Initial Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed that they will not sell or transfer the Initial Shares until one year following consummation of an Initial Business Combination, subject to earlier release in certain circumstances.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

The Sponsor purchased, in a private placement, 4,000,000 warrants prior to the closing of the Offering at a price of $0.75 per warrant (a purchase price of $3,000,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable initial public offerings by previous blank check companies. The Sponsor has agreed that the warrants purchased will not be sold or transferred until 30 days following consummation of an Initial Business Combination, subject to certain limited exceptions. If the Company does not complete an Initial Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. The private placement warrants are classified within permanent equity as additional paid-in capital in accordance with ASC 815-40-25-13.

The Company has entered into an Administrative Services Agreement, effective as of April 12 2011, with Sachs Capital Group, LP, an affiliate of the Sponsor, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services, with up to an additional $7,500 for its other operating expenses incurred by the Sponsor. This agreement will expire upon the earlier of: (a) the successful completion of the Company’s Initial Business Combination, (b) January 12, 2013 (plus one additional 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated. The additional $7,500 has not been paid to the Sponsor through the end of the reporting period.

The Sponsor and its permitted transferees are entitled to registration rights pursuant to a registration rights agreement. The Sponsor will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to the Initial Shares, the Sponsor Warrants and the common stock underlying the Sponsor Warrants, commencing on the date such Initial Shares or Sponsor Warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE E—COMMITMENTS AND CONTINGENCIES

In conjunction with the Offering on April 18, 2011, the Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover the over-allotment at the initial offering price less the underwriting discounts and commissions.  This option expired unexercised on June 2, 2011.

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its Initial Business Combination. Such contingent fee is reflected as deferred underwriter’s fee of $2,000,000 on the accompanying December 31, 2011 balance sheet.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

NOTE F—INVESTMENT IN TRUST ACCOUNT

On April 27, 2011, $80,000,000 from the Offering and sale of the Sponsor Warrants that was placed in a Trust Account was invested, as provided in the Company’s registration statement.  The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the 1940 Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  The Trust Account assets will be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

As of December 31, 2011, investment securities in the Company’s Trust Account consist of $80,041,697 in United States Treasury Bills and $740 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2011 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$80,037,237	$4,460	$80,041,697

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

Description	December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$80,041,697	$80,041,697	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2011, the Company has not issued any shares of preferred stock.

NOTE I - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited quarterly results of operations of the Company for the period from January 5, 2011 (date of inception) to December 31, 2011. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Net Loss Attributable to Common Stockholders	-	(111,187)	(101,992)	(149,326)
Basic and Diluted Net Loss per Share Attributable to Other Stockholders	$-	$(0.01)	$(0.01)	$(0.02)

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2011(1)

3.2	By-laws (2)

4.1	Specimen Unit Certificate(2)

4.2	Specimen common stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (1)

10.1	Promissory Note, dated January 28, 2011, issued to SCG Financial Holdings LLC (2)

10.2	Form of Letter Agreement between the Registrant and SCG Financial Holdings LLC(2)

10.3	Form of Letter Agreement between the Registrant and certain directors and officers of the Registrant (2)

10.4	Investment Management Trust Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (1)

10.5	Administrative Services Agreement dated April 12, 2011 by and between SCG Financial Acquisition Corp. and Sachs Capital Group LP (1)

10.6	Registration Rights Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (1)

10.7	Securities Purchase Agreement, dated January 28, 2011, between the Registrant SCG Financial Holdings LLC(2)

10.8	Warrant Subscription Agreement, dated January 28, 2011, between the Registrant and SCG Financial Holdings LLC(2)

10.9	Form of Indemnity Agreement(2)

10.10	Promissory Note, dated February 9, 2011, issued to SCG Financial Holdings LLC(2)

10.11	Amendment No. 1 to Warrant Subscription Agreement, dated March 4, 2011, between the Registrant and SCG Financial Holdings LLC(2)

10.12	Amendment No. 2 to the Warrant Subscription Agreement, dated April 12, 2011, by and among SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (1)

10.13	Letter Agreement dated April 12, 2011 by and among SCG Financial Acquisition Corp., SCG Financial Holdings LLC, Gregory H. Sachs and the members of SCG Financial Holdings LLC (2)

10.14	Underwriting Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Lazard Capital Markets LLC, as representative of the underwriters (1)

14.1	Code of Conduct (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the company’s Current Report on Form 8-K, filed with the Commission on April 18, 2011.
(2)	Incorporated by reference to the company’s Form S-1, filed with the Commission on Apirl 8, 2011.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2012

SCG Financial Acquisition Corp.

By:	/s/ Gregory H. Sachs
Name: Gregory H. Sachs
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregory H. Sachs	Chairman of the Board of Directors, President	March 22, 2012
Gregory H. Sachs	Chief Executive Officer
(Principal Executive Officer)

/s/ Michelle Sibley	Chief Financial Officer, Treasurer and Secretary	March 22, 2012
Michelle Sibley	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Kenneth B. Leonard	Director	March 22, 2012
Kenneth B. Leonard

/s/ Donna Parlapiano	Director	March 22, 2012
Donna Parlapiano

/s/ Marvin Shrear	Director	March 22, 2012
Marvin Shrear

/s/ Frederick L. White	Director	March 22, 2012
Frederick L. White