Form 10-Q
period 2012-03-31
SCG Financial Acquisition Corp.
filed 2012-05-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒

As of May 9, 2012, the registrant had 9,523,810 shares of Common Stock outstanding.

ITEM 1. INTERIM FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$222,599	$348,373
Prepaid Expense	4,746	18,622
Total Current Assets	227,345	366,995

Noncurrent Assets:
Investments Held in Trust	80,045,339	80,037,977

Total Assets	$80,272,684	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$274,857	$176,285

Other Liabilities:
Deferred Underwriter's Fee	2,000,000	2,000,000

Total Liabilities	2,274,857	2,176,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 7,299,783 and 7,322,869 shares (at redemption value) as of March 31, 2012 and December 31, 2011, respectively.	72,997,826	73,228,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 9,523,810 shares issued and outstanding (including 7,299,783 and 7,322,869 subject to possible redemption as of March 31, 2012 and December 31, 2012, respectively)	952	952
Additional Paid-in Capital	5,592,414	5,361,554
Deficit Accumulated during Development Stage	(593,365)	(362,505)
Total Stockholders' Equity	5,000,001	5,000,001

Total Liabilities and Stockholders' Equity	$80,272,684	$80,404,972

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	For the Period from January 5, 2011 (date of inception) to March 31, 2011	For the Period from January 5, 2011 (date of inception) To March 31, 2012

Revenue	$-	$-	$-

Expenses:
General and Administrative Expenses	(238,223)	-	(638,704)

Loss from Operations	(238,223)	-	(638,704)
Interest Income	7,363	-	45,339

Net Loss Attributable to Common Stockholders	$(230,860)	$-	$(593,365)

Weighted Average Number of Common Shares Outstanding	9,523,810	1,752,381	7,686,473

Basic and Diluted Net Loss per Share Attributable to Other Stockholders	$(0.02)	$-	$(0.08)

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount and offering costs	8,000,000	800	75,565,392		75,566,192

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(362,505)	(362,505)

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 7,322,869 shares at redemption value			(73,228,686)		(73,228,686)

Balance at December 31, 2011 (audited)	9,523,810	$952	$5,361,554	$(362,505)	$5,000,001

Change in proceeds subject to possible redemption to 7,299,783 ordinary shares at redemption value (unaudited)			230,860		230,860

Net loss attributable to ordinary shareholders not subject to possible redemption (unaudited)				(230,860)	(230,860)

Balance, March 31, 2012 (unaudited)	9,523,810	$952	$5,592,414	$(593,365)	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012		For the Period from January 5, 2011 (date of inception) to March 31, 2011	For the Period from January 5, 2011 (date of inception) to March 31, 2012

Cash Flows from Operating Activities
Net Loss	$(230,860)	$		$(593,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest income	(7,363)			(45,339)
(Increase) decrease in prepaid expenses	13,877			(4,746)
Increase in accrued expenses	98,572			274,857

Net cash used in operating activities	(125,774)		-	(368,593)

Cash Flows from Investing Activities
Investments held in Trust Account				(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount				78,000,000
Proceeds from issuance of warrants				3,000,000
Proceeds from notes payable, stockholder			175,000	175,000
Proceeds from issuance of stock to initial investor			25,000	25,000
Payment of note payable, stockholder				(175,000)
Payment of offering costs			(116,676)	(433,808)

Net cash provided by financing activities	-		83,324	80,591,192

Net increase (decrease) in cash	(125,774)		83,324	222,599

Cash at beginning of the period	348,373		-	-

Cash at end of the period	$222,599		$83,324	$222,599

Supplemental disclosure of non-cash financing activities: Deferred underwriter’s fee	$-		$-	$2,000,000

The accompanying notes are an integral part of the unaudited financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

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

The Company is currently evaluating Initial Business Combination candidates. All activity through March 31, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law or the rules of the Nasdaq Stock Market. The Company will proceed with an Initial Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with its Initial Business Combination, the Company will proceed with an Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. In connection with such a vote, if an Initial Business Combination is approved and consummated, stockholders that elect to redeem their shares of common stock will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon which was not previously used for working capital but net of taxes). These shares of common stock are recorded at a fair value and classified as temporary equity, in accordance with ASC 480. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed, in the event the Company is required to seek stockholder approval of its Initial Business Combination, to vote the initial shares in favor of approving an Initial Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have also agreed to vote shares of common stock acquired by them in this offering or in the aftermarket in favor of an Initial Business Combination submitted to the Company’s stockholders for approval.

Going Concern Consideration

The Company’s Sponsor, officers and directors have agreed that the Company will have until January 12, 2013 to consummate an Initial Business Combination and one additional three month extension subject to (i) a signed letter of intent to consummate its Initial Business Combination by January 12, 2013 (and an Initial Business Combination relating thereto has not been consummated) and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital (less up to $100,000 of such net interest to pay dissolution expenses), but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 22, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012, period from January 5, 2011 (date of inception) to March 31, 2011 and period from January 5, 2011 (date of inception) to March 31, 2012. The balance sheet as of December 31, 2011, as presented herein, was derived from the Company’s audited financial statements as reported in previous filings with the SEC. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2012, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through March 31, 2012 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate an Initial Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

Redeemable common stock

The 8,000,000 common shares sold as part of the Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at March 31, 2012 and December 31, 2011, 7,299,783 and 7,322,869 public shares, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2012).

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

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

There were no unrecognized tax benefits as of March 31, 2012. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended March 31, 2012.

The Company is subject to income tax examinations by major taxing authorities since its inception.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

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

The Company has entered into an Administrative Services Agreement, effective as of April 12, 2011, with Sachs Capital Group, LP, an affiliate of the Sponsor, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services, with up to an additional $7,500 for its other operating expenses incurred by the Sponsor. This agreement will expire upon the earlier of: (a) the successful completion of our Company’s Initial Business Combination, (b) January 12, 2013 (plus one additional 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated.

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

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its Initial Business Combination. Such contingent fee is reflected as deferred underwriter’s fee of $2,000,000 on the accompanying March 31, 2012 interim and December 31, 2011balance sheets.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

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

Investment securities in the Company’s Trust Account consist of $80,045,399 and $80,041,697 in United States Treasury Bills and $740 of cash equivalents as of March 31, 2012 and December 31, 2011, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at March 31, 2012 and December 31, 2011 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities – March 31, 2012	$80,044,599	$800	$80,045,399
U.S. Treasury Securities – December 31, 2011	80,037,237	4,460	80,041,697

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account: March 31, 2012	$80,045,399	$80,045,399	—	—
December 31, 2011	80,041,697	80,041,697	----	----

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2012, the Company has not issued any shares of preferred stock.

NOTE I—Subsequent Events

On May 2, 2012, the Company’s common stock commenced trading on The Nasdaq Capital Market (“Nasdaq”), under the symbol “SCGQ”. Prior to May 2, 2012, the common stock was quoted on the Over-the-Counter Bulletin Board quotation system under the same symbol.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us” or “we” refer to SCG Financial Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (the “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Annual Report for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2012 (“Annual Report”); other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

We are a blank check company formed on January 5, 2011 for the purpose of effecting the Initial Business Combination. We are not limited to a particular industry or geographic region for purposes of consummating an Initial Business Combination, except that we will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business located within or outside North America. The Nasdaq rules require that our Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the sum of the balance in the trust account (less any deferred corporate finance fees and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our Initial Business Combination. We anticipate structuring an Initial Business Combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure an Initial Business Combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we (or any entity that is a successor to us in such business combination) will become the majority (50.1%) stockholder of the target. We will not consider any transaction that does not meet such criteria.

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

For the period January 5, 2011 through March 31, 2012 and for the three months ended March 31, 2012, we had net losses of $593,365 and $230,860, respectively. For the period January 5, 2011 through March 31, 2012, we had expenses of $638,704 offset by accrued interest on the trust fund of $45,339. For the three months ended March 31, 2012, we had expenses of $238,223 offset by accrued interest on the trust fund of $7,363. As a result of being a public company, we expect to incur increased expenses in the future for legal, financial reporting, accounting and due diligence.

Liquidity and Capital Resources

As of March 31, 2012, we had $222,599 in a bank account which is available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger. Out of the proceeds of our Offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000, with a prepaid balance at March 31, 2012 of $1,986. The officers and directors insurance policy was renewed for nine months. The premium for coverage during the period April 13, 2012 through January 12, 2013 is $48,839.

The cash balance as of March 31, 2012 is $222,599, which includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the offering, 3) payment of $368,593 in operating expenditures and 4) investment of $80,000,000 in the trust account.

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

We believe that the $222,599 not held in trust as of March 31, 2012 will be sufficient to allow us to operate until January 12, 2013, the date by which we must consummate an Initial Business Combination. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction. In order to meet our working capital needs following the consummation of our Offering, SCG Financial Holdings LLC may, but is not obligated to, loan us funds, from time to time, or at any time, in whatever amount it deems reasonable in its sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expense incurred with the filing of any such registration statements.

Going Concern Consideration

The Company’s Sponsor, officers and directors have agreed that the Company will have until January 12, 2013 to consummate an Initial Business Combination and one additional three month extension subject to (i) a signed letter of intent to consummate its Initial Business Combination by January 12, 2013 (and an Initial Business Combination relating thereto has not been consummated) and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital (less up to $100,000 of such net interest to pay dissolution expenses), but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This mandatory liquidation and subsequent dissolution raises doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control:

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Factors that could cause the Company’s actual results to differ materially from those in this report are any of the risks described in our Annual Report, which is incorporated here by reference. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business or results of operations.

Other than as stated below, as of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report, except the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

Our common stock may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Although our common stock is currently listed on Nasdaq, a national securities exchange, we cannot assure you that our common stock will continue to be listed on the Nasdaq in the future. Additionally, in connection with our Initial Business Combination, we believe Nasdaq will require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities, we could face significant material adverse consequences, including:

•	limited availability of market quotations for our common stock;

•	reduced liquidity with respect to our common stock;

•	determination that our common stock is a “penny stock”, which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional share of common stock or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY AND DISCLOSURES

Not applicable

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

Date: May 14, 2012		SCG Financial Acquisition Corp.

	By:	/s/ Gregory H. Sachs
Gregory H. Sachs
Chief Executive Officer

