Form 10-Q
period 2012-06-30
SCG Financial Acquisition Corp.
filed 2012-08-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

As of August 14, 2012, the registrant had 9,523,810 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$76,726	$348,373
Prepaid Expense	33,880	18,622
Total Current Assets	110,606	366,995

Noncurrent Assets:
Investments Held in Trust	80,021,538	80,037,977

Total Assets	$80,132,144	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$629,957	$176,285

Other Liabilities:
Deferred Underwriter's Fee	2,000,000	2,000,000

Total Liabilities	2,629,957	2,176,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 7,250,219 and 7,322,869 shares (at redemption value) as of June 30, 2012 and December 31, 2011, respectively.	72,502,186	73,228,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,273,591 and 2,200,941 shares issued and outstanding as of June 30, 2012 and December 31, 2011 (excluding 7,250,219 and 7,322,869 subject to possible redemption as of June 30, 2012 and December 31, 2011, respectively)	227	220
Additional Paid-in Capital	6,088,779	5,362,286
Deficit Accumulated during Development Stage	(1,089,005)	(362,505)
Total Stockholders' Equity	5,000,001	5,000,001

Total Liabilities and Stockholders' Equity	$80,132,144	$80,404,972

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	For the Period from January 5, 2011 (date of inception) to June 30, 2011	For the Period from January 5, 2011 (date of inception) To June 30, 2012

Revenue	$-	$-	$-	$-	$-

Expenses:
General and Administrative	(508,839)	(123,289)	(747,062)	(123,289)	(1,147,543)

Loss from Operations	(508,839)	(123,289)	(747,062)	(123,289)	(1,147,543)
Interest Income	13,199	12,102	20,562	12,102	58,538

Net Loss Attributable to Common Stockholders	$(495,640)	$(111,187)	$(726,500)	$(111,187)	$(1,089,005)

Weighted Average Number of Common Shares Outstanding, excludes shares subject to possible redemption - basic and diluted	2,273,591	2,234,290	2,248,809	1,759,809	2,070,661

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.22)	$(0.05)	$(0.32)	$(0.06)	$(0.53)

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount and offering costs	8,000,000	800	75,565,392		75,566,192

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(362,505)	(362,505)

Sale of private placement warrants
On April 12, 2011			3,000,000		3,000,000
Net proceeds subject to possible redemption of 7,322,869 shares at redemption value	(7,322,869)	(732)	(73,227,954)		(73,228,686)

Balance at December 31, 2011 (audited)	2,200,941	$220	$5,362,286	$(362,505)	$5,000,001

Change in shares subject to possible redemption to 7,250,219 common shares at redemption value (unaudited)	72,650	7	726,493		726,500

Net loss attributable to common shares not subject to possible redemption (unaudited)				(726,500)	(726,500)

Balance, June 30, 2012 (unaudited)	2,273,591	$227	$6,088,779	$(1,089,005)	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	For the Period from January 5, 2011 (date of inception) to June 30, 2011	For the Period from January 5, 2011 (date of inception) to June 30, 2012

Cash Flows from Operating Activities
Net Loss	$(726,500)	$(111,187)	$(1,089,005)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accrued interest income	16,438	(12,102)	(21,538)
Increase in prepaid expenses	(15,257)	(62,063)	(33,880)
Increase in accrued expenses	453,672	87,042	629,957

Net cash used in operating activities	(271,647)	(98,310)	(514,466)

Cash Flows from Investing Activities
Investments held in Trust Account	-	(80,000,000)	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount		78,000,000	78,000,000
Proceeds from issuance of warrants		3,000,000	3,000,000
Proceeds from notes payable, stockholder		175,000	175,000
Proceeds from issuance of stock to initial investor		25,000	25,000
Payment of note payable, stockholder		(175,000)	(175,000)
Payment of offering costs		(433,808)	(433,808)

Net cash provided by financing activities	-	80,591,192	80,591,192

Net increase (decrease) in cash	(271,647)	492,882	76,726

Cash at beginning of the period	348,373	-	-

Cash at end of the period	$76,726	$492,882	$76,726

Supplemental disclosure of non-cash financing activities: Deferred underwriter’s fee	$-	$2,000,000	$2,000,000

The accompanying notes are an integral part of the unaudited financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

( Unaudited )

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

The Company is currently evaluating Initial Business Combination candidates. All activity through June 30, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

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

Going Concern Consideration

The Company’s Sponsor, officers and directors have agreed that the Company will have until January 12, 2013 to consummate an Initial Business Combination and one three month extension subject to (i) a signed letter of intent to consummate its Initial Business Combination by January 12, 2013 (and an Initial Business Combination relating thereto has not been consummated) and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital (less up to $100,000 of such net interest to pay dissolution expenses), but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The Sponsor, Gregory H. Sachs and each member of the Sponsor have waived their rights to participate in any redemption with respect to their initial shares. However, if the Sponsor, Gregory H. Sachs or any member of the Sponsor acquire shares of common stock after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not consummate an Initial Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 22, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and the results of operations for the three months ended June 30, 2012, three months ended June 30, 2011, six months ended June 30, 2012, period from January 5, 2011 (date of inception) to June 30, 2011 and period from January 5, 2011 (date of inception) to June 30, 2012. The balance sheet as of December 31, 2011, as presented herein, was derived from the Company’s audited financial statements as reported in previous filings with the SEC. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At June 30, 2012, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through June 30, 2012 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate an Initial Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

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

Redeemable common stock

The 8,000,000 common shares sold as part of the Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will it redeem any of its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and paid-in capital. Accordingly, at June 30, 2012 and December 31, 2011, 7,250,219 and 7,322,869 public shares, respectively, are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2012).

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on previously reported net loss.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

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

There were no unrecognized tax benefits as of June 30, 2012. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2012. The Company is not currently aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended June 30, 2012.

The Company is subject to income tax examinations by major taxing authorities and has been since its inception.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

Recently issued accounting standards

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material impact on its financial position and results of operations.

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

On January 28, 2011, the Company issued to the Sponsor 1,752,381 shares of restricted common stock for an aggregate purchase price of $25,000 in cash. The purchase price for each share of common stock was approximately $0.0001 per share. These shares included 228,571 shares of common stock that were forfeited on June 2, 2011 (as a result of the underwriters not exercising their overallotment option) upon the expiration of the underwriter’s overallotment option. The Sponsor and its permitted transferees own 16% of the Company’s issued and outstanding shares after the Offering. A portion of the Sponsor’s shares, in an amount equal to 3% of the Company’s issued and outstanding shares, will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of an Initial Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed that they will not sell or transfer their initial shares until one year following the consummation of an Initial Business Combination, subject to earlier release in certain circumstances.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

The Sponsor purchased, in a private placement, 4,000,000 warrants prior to the Offering at a price of $0.75 per warrant (an aggregate purchase price of $3,000,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable initial public offerings by previous blank check companies. The Sponsor has agreed that the warrants purchased will not be sold or transferred until 30 days following consummation of an Initial Business Combination, subject to certain limited exceptions. If the Company does not complete an Initial Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. The private placement warrants are classified within permanent equity as additional paid-in capital in accordance with ASC 815-40-25-13.

The Company has entered into an Administrative Services Agreement, effective as of April 12, 2011, with Sachs Capital Group, LP, an affiliate of the Sponsor, for an estimated aggregate monthly fee of $7,500 for office space and secretarial and administrative services, with up to an additional $7,500 for other operating expenses incurred by the Sponsor on behalf of the Company. This agreement will expire upon the earlier of: (a) the successful completion of our Company’s Initial Business Combination, (b) January 12, 2013 (plus one 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated.

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

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its Initial Business Combination. Such contingent fee is reflected as deferred underwriter’s fee of $2,000,000 on the accompanying June 30, 2012 interim and December 31, 2011 balance sheets.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

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

Investment securities in the Company’s Trust Account consist of $80,021,900 and $80,041,697 in United States Treasury Bills and $1,145 and $740 of cash equivalents as of June 30, 2012 and December 31, 2011, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2012 and December 31, 2011 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities – June 30, 2012	$80,020,393	$1,507	$80,021,900
U.S. Treasury Securities – December 31, 2011	80,037,237	4,460	80,041,697

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account: June 30, 2012	$80,021,900	$80,021,900	—	—
December 31, 2011	80,041,697	80,041,697	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2012, the Company has not issued any shares of preferred stock.

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

For the period January 5, 2011 through June 30, 2012 and for the three months ended June 30, 2012, we had net losses of $1,089,005 and $495,640, respectively. For the period January 5, 2011 through June 30, 2012, we had expenses of $1,147,543 offset by accrued interest on the trust fund of $58,538. For the three months ended June 30, 2012, we had expenses of $508,839 offset by accrued interest on the trust fund of $13,199. As a result of being a public company, we expect to incur increased expenses in the future for legal, financial reporting, accounting and due diligence.

Liquidity and Capital Resources

As of June 30, 2012, we had $76,726 in a bank account which is available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger. Out of the proceeds of our Offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000. The officers and directors insurance policy was renewed for nine months, providing coverage through January 12, 2013. The premium for coverage during the period April 13, 2012 through January 12, 2013 is $48,839. The prepaid balance as of June 30, 2012 was $20,130.

The cash balance as of June 30, 2012 is $76,727, which includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the offering, 3) payment of $514,465 in operating expenditures and 4) investment of $80,000,000 in the trust account.

We intend to use substantially all of the funds held in the trust account (net of taxes) to consummate our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Initial Business Combination, the remaining proceeds held in the trust account will be used as working capital, to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

SCG Financial Holdings LLC may, but is not obligated to, loan us funds, from time to time, or at any time, in whatever amount it deems reasonable in its sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expense incurred with the filing of any such registration statements. We believe that the $76,726 not held in trust as of June 30, 2012, supplemented with loans from SCG Financial Holdings LLC, will be sufficient to allow us to operate until January 12, 2013, the date by which we must consummate an Initial Business Combination. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction.

Going Concern Consideration

The Company’s Sponsor, officers and directors have agreed that the Company will have until January 12, 2013 to consummate an Initial Business Combination and one three month extension subject to (i) a signed letter of intent to consummate its Initial Business Combination by January 12, 2013 (and an Initial Business Combination relating thereto has not been consummated) and (ii) the approval of at least 65% of the holders of the Company’s common stock. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital (less up to $100,000 of such net interest to pay dissolution expenses), but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This mandatory liquidation and subsequent dissolution raises doubt about the Company’s ability to continue as a going concern.

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

Contractual obligations:

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $7,500 payable to Sachs Capital Group, LP, an affiliate of the Sponsor, for office space and secretarial and administrative expenses, with up to an additional $7,500 for other operating expenses incurred by the Sponsor on behalf of the Company. We began incurring these fees on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB). This agreement will expire upon the earlier of: (a) the successful completion of the Company’s Initial Business Combination, (b) January 12, 2013 (plus one 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control:

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Factors that could cause the Company’s actual results to differ materially from those in this Report are any of the risks described in our Annual Report, which is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business or results of operations.

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

If Nasdaq delists our securities, we could face significant material adverse consequences, including:

•	limited availability of market quotations for our common stock;

•	reduced liquidity with respect to our common stock;

•	determination that our common stock is a “penny stock”, which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market;

•	a limited amount of news and analyst coverage for our Company; and

•	a decreased ability to issue additional shares of common stock or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: August 14, 2012		SCG Financial Acquisition Corp.

	By:	/s/ Gregory H. Sachs
Gregory H. Sachs
Chief Executive Officer

	By:	/s/ Michelle Sibley Michelle Sibley Chief Financial Officer

