Form 10-Q
period 2012-09-30
SCG Financial Acquisition Corp.
filed 2012-11-09
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, the registrant had 9,523,810 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$11,321	$348,373
Prepaid Expense	25,145	18,622
Total Current Assets	36,466	366,995

Noncurrent Assets:
Investments Held in Trust	80,013,153	80,037,977

Total Assets	$80,049,619	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$542,540	$176,285
Notes Payable, Sponsor	100,000	0
Total Current Liabilities	642,540	176,285

Other Liabilities:
Deferred Underwriter's Fee	2,000,000	2,000,000

Total Liabilities	2,642,540	2,176,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 7,240,708 and 7,322,869 shares (at redemption value) as of September 30, 2012 and December 31, 2011, respectively.	72,407,078	73,228,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,283,102 and 2,200,941 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively (excluding 7,240,708 and 7,322,869 shares subject to possible redemption as of September 30, 2012 and December 31, 2011, respectively)	228	220
Additional Paid-in Capital	6,183,886	5,362,286
Deficit Accumulated during Development Stage	(1,184,113)	(362,505)
Total Stockholders' Equity	5,000,001	5,000,001

Total Liabilities and Stockholders' Equity	$80,049,619	$80,404,972

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	For the Period from January 5, 2011 (date of inception) to September 30, 2011	For the Period from January 5, 2011 (date of inception) To September 30, 2012

Revenue	$-	$-	$-	$-	$-

Expenses:
General and Administrative	(110,746)	(118,560)	(857,808)	(241,849)	(1,258,290)

Loss from Operations	(110,746)	(118,560)	(857,808)	(241,849)	(1,258,290)
Interest Income	15,638	16,568	36,200	28,669	74,177

Net Loss Attributable to Common Stockholders	$(95,108)	$(101,992)	$(821,608)	$(213,180)	$(1,184,113)

Weighted Average Number of Common Shares Outstanding, excludes shares subject to possible redemption - basic and diluted	2,283,102	2,186,009	2,260,323	1,905,572	2,101,440

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.04)	$(0.05)	$(0.36)	$(0.11)	$(0.56)

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to September 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount and offering costs	8,000,000	800	75,565,392		75,566,192

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(362,505)	(362,505)

Sale of private placement warrants
On April 12, 2011			3,000,000		3,000,000

Net proceeds subject to possible redemption of 7,322,869 shares at redemption value	(7,322,869)	(732)	(73,227,954)		(73,228,686)

Balance at December 31, 2011 (audited)	2,200,941	$220	$5,362,286	$(362,505)	$5,000,001

Change in shares subject to possible redemption to 7,240,708 common shares at redemption value (unaudited)	82,161	8	821,600		821,608

Net loss attributable to common shares not subject to possible redemption (unaudited)				(821,608)	(821,608)

Balance, September 30, 2012 (unaudited)	2,283,102	$228	$6,183,886	$(1,184,113)	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2012	For the Period from January 5, 2011 (date of inception) to September 30, 2011	For the Period from January 5, 2011 (date of inception) to September 30, 2012

Cash Flows from Operating Activities
Net Loss	$(821,608)	$(213,180)	$(1,184,113)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accrued interest income	24,823	(28,669)	(13,153)
Increase in prepaid expenses	(6,522)	(36,349)	(25,145)
Increase in accrued expenses	366,255	124,112	542,540

Net cash used in operating activities	(437,052)	(154,086)	(679,871)

Cash Flows from Investing Activities
Investments held in Trust Account	-	(80,000,000)	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount		78,000,000	78,000,000
Proceeds from issuance of warrants		3,000,000	3,000,000
Proceeds from notes payable, stockholder	100,000	175,000	275,000
Proceeds from issuance of stock to initial investor		25,000	25,000
Payment of note payable, stockholder		(175,000)	(175,000)
Payment of offering costs		(433,808)	(433,808)

Net cash provided by financing activities	100,000	80,591,192	80,691,192

Net increase (decrease) in cash	(337,052)	437,106	11,321

Cash at beginning of the period	348,373	-	-

Cash at end of the period	$11,321	$437,106	$11,321

Supplemental disclosure of non-cash financing activities:
Deferred underwriter’s fee	$-	$2,000,000	$2,000,000

The accompanying notes are an integral part of the unaudited financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

( Unaudited )

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCG Financial Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Initial Business Combination”). The Company has neither engaged in any operations nor generated any income, other than interest on the trust account assets (the “Trust Account”). The Company is focused on identifying a prospective target business or asset with which to consummate an Initial Business Combination. The Company is considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The Company is currently evaluating Initial Business Combination candidates. All activity through September 30, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

(Unaudited)

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law or the rules of the Nasdaq Stock Market. The Company will proceed with an Initial Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with its Initial Business Combination, the Company will proceed with an Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. In connection with such a vote, if an Initial Business Combination is approved and consummated, stockholders that elect to redeem their shares of common stock will be entitled to receive their pro-rata portion of the Trust Account as follows: (i) public stockholders voting against the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Initial Business Combination and electing to redeem shares of common stock shall be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon which was not previously used for working capital but net of taxes). These shares of common stock are recorded at a fair value and classified as temporary equity, in accordance with ASC 480. The Sponsor, Gregory H. Sachs and each member of the Sponsor have agreed, in the event the Company is required to seek stockholder approval of its Initial Business Combination, to vote the initial shares acquired by them in favor of approving an Initial Business Combination. The Sponsor, Gregory H. Sachs and each member of the Sponsor have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of an Initial Business Combination submitted to the Company’s stockholders for approval.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 22, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2012 and the results of operations for the three months ended September 30, 2012 and 2011, nine months ended September 30, 2012, period from January 5, 2011 (date of inception) to September 30, 2011 and period from January 5, 2011 (date of inception) to September 30, 2012. The balance sheet as of December 31, 2011, as presented herein, was derived from the Company’s audited financial statements as reported in previous filings with the SEC. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2012, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through September 30, 2012 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate an Initial Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

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

Redeemable common stock

The 8,000,000 common shares sold as part of the Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will it redeem any of its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and paid-in capital. Accordingly, at September 30, 2012 and December 31, 2011, 7,240,708 and 7,322,869 public shares, respectively, are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 per share at September 30, 2012).

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

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

Income tax

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standards Codification 740, or FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2012. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2012. The Company is not currently aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended September 30, 2012.

The Company is subject to income tax examinations by major taxing authorities and has been since its inception.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

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

NOTE D—RELATED PARTY TRANSACTIONS

The Company issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes were non-interest bearing and were payable on the earlier of December 30, 2011 or the consummation of the Offering. The notes were repaid from the proceeds of the Company’s Offering. The Company issued a $100,000 unsecured promissory note to the Sponsor on August 15, 2012. This note is non-interest bearing and is payable upon the consummation of the Initial Business Combination.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

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

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its Initial Business Combination. Such contingent fee is reflected as deferred underwriter’s fee of $2,000,000 on the accompanying September 30, 2012 interim and December 31, 2011 balance sheets.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

(Unaudited)

NOTE F—INVESTMENT IN TRUST ACCOUNT

On April 27, 2011, $80,000,000 from the Offering and the sale of the Sponsor Warrants that was placed in a Trust Account was invested, as provided in the Company’s registration statement.  The Company is permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the 1940 Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  The Trust Account assets will be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

Investment securities in the Company’s Trust Account consist of $79,991,200 and $80,041,697 in United States Treasury Bills and $20,270 and $740 of cash equivalents as of September 30, 2012 and December 31, 2011, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2012 and December 31, 2011 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Loss)	Fair Value
Held-to-maturity:
U.S. Treasury Securities – September 30, 2012	$79,992,883	$(1,683)	$79,991,200
U.S. Treasury Securities – December 31, 2011	$80,037,237	$4,460	$80,041,697

NOTE G—FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC 820, “Fair Value Measurements” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of FASB ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2012

(Unaudited)

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account:
September 30, 2012	$79,991,200	$79,991,200	—	—
December 31, 2011	$80,041,697	$80,041,697	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2012, the Company has not issued any shares of preferred stock.

 NOTE I – SUBSEQUENT EVENTS

On October 11, 2012, the Company issued an additional $100,000 unsecured promissory note to the Sponsor. This note is non-interest bearing and is payable upon the consummation of the Initial Business Combination.

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

Overview

We are a blank check company formed on January 5, 2011 for the purpose of effecting the Initial Business Combination. We are not limited to a particular industry or geographic region for purposes of consummating an Initial Business Combination, except that we will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business located within or outside North America. The Nasdaq rules require that our Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the sum of the balance in the Trust Account (less any deferred corporate finance fees and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our Initial Business Combination. We anticipate structuring an Initial Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure an Initial Business Combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we (or any entity that is a successor to us in such business combination) will become the majority (50.1%) stockholder of the target. We will not consider any transaction that does not meet such criteria.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our Offering has been in preparation of the Offering. Since the completion and closing of our Offering, our activity has been limited to evaluating business transaction candidates.  We will not generate any operating revenues until after completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (i.e. United States Treasury Bills).

For the nine months ended September 30, 2012 and the period January 5, 2011 through September 30, 2011, we had net losses of $821,608 ($857,808 of expenses and $36,200 of accrued interest) and $213,180 ($241,849 of expenses and $28,669 of accrued interest), respectively. For the three months ended September 30, 2012 and September 30, 2011, we had net losses of $95,108 ($110,746 of expenses and $15,638 of accrued interest) and $101,992 ($118,560 of expenses and $16,568 of accrued interest), respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had $11,321 in a bank account which is available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger. Out of the proceeds of our Offering which remained available outside of the Trust Account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000. The officers and directors insurance policy was renewed for nine months, providing coverage through January 12, 2013. The premium for coverage during the period April 13, 2012 through January 12, 2013 is $48,839. The prepaid balance as of September 30, 2012 was $18,269.

The cash balance as of September 30, 2012 is $11,321, which includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the Offering, 3) payment of $679,871 in operating expenditures, 4) investment of $80,000,000 in the Trust Account, and 5) loan from the Sponsor of $100,000.

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

SCG Financial Holdings LLC may, but is not obligated to, loan us funds, from time to time, or at any time, in whatever amount it deems reasonable in its sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expense incurred with the filing of any such registration statements. We believe that the $11,321 not held in trust as of September 30, 2012, supplemented with loans from SCG Financial Holdings LLC, will be sufficient to allow us to operate until January 12, 2013, the date by which we must consummate an Initial Business Combination. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

Date: November 9, 2012		SCG Financial Acquisition Corp.

	By:	/s/ Gregory H. Sachs
Gregory H. Sachs
Chief Executive Officer

	By:	/s/ Michelle Sibley
Michelle Sibley
Chief Financial Officer

