Form 10-Q/A
period 2011-06-30
SCG Financial Acquisition Corp.
filed 2013-03-13
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

SCG Financial Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended June 30, 2011, originally filed on August 9, 2011 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and related disclosure in Item 1. Financial Statements and Supplementary Data. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of June 30, 2011 to correct the accounting for adjustment made on our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see “Note C – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

Although this Amendment amends and restates the Original Filing in its entirety, except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The sections of the Original Filing affected by the restatement should no longer be relied upon.

ITEM 1. FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEET

June 30, 2011

(Unaudited)

As Restated

ASSETS
Current Assets:
Cash	$492,882
Prepaid Expense	62,063
Total Current Assets	554,945

Noncurrent Assets:
Investments Held in Trust	80,012,102

Total Assets	$80,567,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$87,042

Other Liabilities:
Warrant Liability	4,200,000
Deferred Underwriter's Fee	2,000,000

Total Liabilities	6,287,042

Commitments and Contingencies

Common Stock, subject to possible redemption: 6,928,000 shares (at redemption value)	69,280,004

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,595,810 shares issued and outstanding (excluding 6,928,000 subject to possible redemption)	260
Additional Paid-in Capital	4,999,741
Total Stockholders' Equity	5,000,001

Total Liabilities and Stockholders' Equity	$80,567,047

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

As Restated

		For the Period from
	Three Months Ended	January 5, 2011 (date of incorporation)
	June 30, 2011	to June 30, 2011

Revenue	$-	$-

Expenses:
General and Administrative Expenses	(123,289)	(123,289)

Loss from Operations	(123,289)	(123,289)
Interest Income	12,102	12,102

Net Loss Attributable to Common Stockholder	$(111,187)	$(111,187)

Weighted Average Number of Common Shares Outstanding	2,551,276	1,935,402

Basic and Diluted Net Loss per Share Attributable to Other Stockholders	$(0.04)	$(0.06)

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of incorporation) to June 30, 2011

(Unaudited)

As Restated

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount, warrant liability, and offering costs	8,000,000	800	73,591,191		73,591,991

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(111,187)	(111,187)

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 6,928,000 shares at redemption value	(6,928,000)	(692)	(71,616,298)	111,187	(71,505,803)

Balance, June 30, 2011	2,595,810	$260	$4,999,741	$-	$5,000,001

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

As Restated

		For the Period from
	Three Months Ended	January 5, 2011 (date of incorporation)
	June 30, 2011	to June 30, 2011

Cash Flows from Operating Activities
Net Loss	$(111,187)	$(111,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest income	(12,102)	(12,102)
(Increase) in prepaid expenses	(62,063)	(62,063)
Increase in accrued expenses	87,042	87,042

Net cash used in operating activities	(98,310)	(98,310)

Cash Flows from Investing Activities
Investments held in Trust Account	(80,000,000)	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount	78,000,000	78,000,000
Proceeds from issuance of warrants	3,000,000	3,000,000
Proceeds from notes payable, stockholder	-	175,000
Proceeds from issuance of stock to initial investor	-	25,000
Payment of note payable, stockholder	(175,000)	(175,000)
Payment of offering costs	(317,132)	(433,808)

Net cash provided by financing activities	80,507,868	80,591,192

Net increase in cash	409,558	492,882

Cash at beginning of the period	83,324	-

Cash at end of the period	$492,882	$492,882

Supplemental disclosure of non-cash financing activities:
Adjustment for warrant liability in connection with the public offering	$-	$4,200,000

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. At June 30, 2011, the Company had outstanding warrants to purchase 12,000,000 shares of common stock. For the period presented, the weighted average of these shares was excluded from the calculation of diluted loss per common share because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2011

Warrant Liability

The Company accounts for the 12,000,000 warrants issued in connection with the Offering (consisting of 8,000,000 warrants issued in the Offering and the 4,000,000 Sponsor Warrants) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of warrants issued by the Company in connection with the Offering has been estimated using the warrants quoted market price.

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

Redeemable Common Stock

The 8,000,000 common shares sold as part the Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. During the period from January 5, 2011 (date of inception) to June 30, 2011, the change from the initial redemption value was ($111,187), while the change from the initial number of shares subject to redemption was (11,119). Changes in redemption value and amounts are primarily due to the net loss of the Company. Accordingly, at June 30, 2011, 6,928,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2011).

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

NOTE C - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of June 30, 2011 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. There were no changes in the fair value of the warrants during any period presented, therefore, there is no effect to the Company's statements of operations previously filed.

In March 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial business combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by formula that causes the warrants to not be indexed to the Company’s own stock. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following table summarizes the adjustments made to the previously reported June 30, 2011 balance sheet, statement of operations and statement of cash flows:

June 30, 2011

Selected balance sheet information

	(as previously reported)	Effect of Restatement	(as restated)

Warrant liability	$-	$4,200,000	$4,200,000
Total Liabilities	2,087,042	4,200,000	6,287,042

Common Stock, subject to possible redemption	73,480,004	(4,200,000)	69,280,004

Common Stock	952	(693)	259
Additional Paid-in Capital	5,110,236	(110,494)	4,999,742
Deficit Accumulated during the Development Stage	(111,187)	111,187	-
Total Stockholders' Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders' Equity	$80,567,047	$-	$80,567,047

From the period from January 5, 2011 (date of inception) to June 30, 2011

Selected statement of cash flows

	(as previously reported)	Effect of Restatement	(as restated)
Supplemental disclosure of non-cash financing
activities:

Adjustment for warrant liability in connection
with the public offering	$-	$4,200,000	$4,200,000

For the three months ended June 30, 2011

Selected statement of operations

	(as previously reported)	Effect of Restatement	(as restated)

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.05)	$0.01	$(0.04)

NOTE D – WARRANT LIABILITY

Pursuant to the Company’s Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own stock. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $4,200,000 as of June 30, 2011. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

NOTE E—INITIAL PUBLIC OFFERING

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

NOTE F—RELATED PARTY TRANSACTIONS

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

NOTE G—COMMITMENTS AND CONTINGENCIES

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

NOTE H—INVESTMENT IN TRUST ACCOUNT

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

NOTE I—FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, “Fair Value Measurements” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2011.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

• Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

• Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

• Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

Warrant Liability

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during any periods presented. There are no assets written down to fair value on non-recurring basis.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2011

Description	June 30, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$80,025,096	$80,025,096	—	—
Liabilities:
Warrant Liability	$4,200,000	—	$4,200,000	—

NOTE J—PREFERRED STOCK

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

Date: March 13, 2013		SCG Financial Acquisition Corp.

	By:	/s/ Gregory H. Sachs
Gregory H. Sachs
Chief Executive Officer

-20-