Form 10-Q/A
period 2011-09-30
SCG Financial Acquisition Corp.
filed 2013-03-13
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No 1)

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

Explanatory Note

SCG Financial Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended September 30, 2011, originally filed on November 10, 2011 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and related disclosure in Item 1. Financial Statements and Supplementary Data. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of September 30, 2011 to correct the accounting for adjustment made on our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see “Note C – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

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

ITEM 1. FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEET

September 30, 2011

(Unaudited)

As Restated

ASSETS
Current Assets:
Cash	$437,106
Prepaid Expense	36,350
Total Current Assets	473,456

Noncurrent Assets:
Investments Held in Trust	80,028,669

Total Assets	$80,502,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$124,113

Other Liabilities:
Warrant Liability	4,200,000
Deferred Underwriter's Fee	2,000,000

Total Liabilities	6,324,113

Commitments and Contingencies

Common Stock, subject to possible redemption: 6,917,801 shares (at redemption value)	69,178,011

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,606,009 shares issued and outstanding (excluding 6,917,801 subject to possible redemption)	261
Additional Paid-in Capital	4,999,740
Deficit Accumulated during Development Stage
Total Stockholders' Equity	5,000,001

Total Liabilities and Stockholders' Equity	$80,502,125

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

As Restated

		For the Period from
	Three Months Ended	January 5, 2011 (date of incorporation)
	September 30, 2011	to September 30, 2011

Revenue	$-	$-

Expenses:
General and Administrative Expenses	(118,560)	(241,849)

Loss from Operations	(118,560)	(241,849)
Interest Income	16,568	28,669

Net Loss Attributable to Common Stockholder	$(101,992)	$(213,180)

Weighted Average Number of Common Shares Outstanding	2,606,009	2,164,754

Basic and Diluted Net Loss per Share Attributable to Other Stockholders	$(0.04)	$(0.10)

The accompanying notes are an integral part of the interim financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of incorporation) to September 30, 2011

(Unaudited)

As Restated

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriter’s discount, warrant liability, and offering costs	8,000,000	800	73,591,191		73,591,991

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net loss attributable to common stockholders				(213,180)	(213,180)

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 6,917,801 shares at redemption value	(6,917,801)	(691)	(71,616,299)	213,180	(71,403,810)

Balance, September 30, 2011	2,606,009	$261	$4,999,740	$-	$5,000,001

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. At September 30, 2011, the Company had outstanding warrants to purchase 12,000,000 shares of common stock. For the period presented, the weighted average of these shares was excluded from the calculation of diluted loss per common share because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2011

Warrant Liability

The Company accounts for the 12,000,000 warrants issued in connection with its Offering (consisting of 8,000,000 warrants issued in the Offering and the 4,000,000 Sponsor Warrants) in accordance with the guidance contained in 815-40-15-7D, “Contracts in Entity's Own Equity” whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of warrants issued by the Company in connection with the Offering has been estimated using the warrants quoted market price.

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

Redeemable common stock

The 8,000,000 common shares sold as part the Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. During the period from January 5, 2011 (date of inception) to September 30, 2011, the change from the initial redemption value was ($213,180) while the change from the initial number of shares subject to redemption was (21,318). Changes in redemption value and amounts are primarily due to the net loss of the Company. Accordingly, at September 30, 2011, 6,917,801 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at September 30, 2011).

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

NOTE C - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of September 30, 2011 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. There were no changes in the fair value of the warrants during any period presented, therefore, there is no effect to the Company's statements of operations previously filed.

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

The following tables summarize the adjustments made to the previously reported September 30, 2011 balance sheet, statements of operations and statements of cash flows:

September 30, 2011

Selected balance sheet information

	(as previously reported)	Effect of Restatement	(as restated)

Warrant liability	$-	$4,200,000	$4,200,000
Total Liabilities	2,124,113	4,200,000	6,324,113

Common Stock, subject to possible redemption	73,378,011	(4,200,000)	69,178,011

Common Stock	952	(692)	260
Additional Paid-in Capital	5,212,229	(212,488)	4,999,741
Deficit Accumulated during the Development Stage	(213,180)	213,180	-
Total Stockholders' Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders' Equity	$80,502,125	$-	$80,502,125

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to September 30, 2011

From the period from January 5, 2011 (date of inception) to September 30, 2011

Selected statement of operations

	(as previously reported)	Effect of Restatement	(as restated)

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.11)	$0.01	$(0.10)

Selected statement of cash flows

	(as previously reported)	Effect of Restatement	(as restated)
Supplemental disclosure of non-cash financing activities:

Adjustment for warrant liability in connection with the public offering	$-	$4,200,000	$4,200,000

For the three months ended September 30, 2011

Selected statement of operations

	(as previously reported)	Effect of Restatement	(as restated)

Weighted Average Number of Common Shares Outstanding, excludes shares subject to possible redemption - basic and diluted	2,186,009	420,000	2,606,009

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.05)	$0.01	$(0.04)

NOTE D – WARRANT LIABILITY

Pursuant to the Company’s Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own stock. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $4,200,000 as of September 30, 2011. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

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

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2011.

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

-21-