Form 10-K/A
period 2011-12-31
SCG Financial Acquisition Corp.
filed 2013-03-13
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

EXPLANATORY NOTE

SCG Financial Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2011, originally filed on March 22, 2012 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) amend and restate the disclosure in Item 6. Selected Financial Date and (iii) amend and restate the consolidated financial statements and related disclosure in Item 8. Financial Statements and Supplementary Data. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our audited financial statements as of December 31, 2011 to correct the accounting for adjustment made on our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see “Note C – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 8 of Part II.

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

N/A

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from January 5, 2011 (inception) through December 31, 2011. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report. The Company’s accounting treatment on its Original Filing did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. This table reflects the changes resulting from the new accounting treatment.

January 5, 2011 (inception
to December 31, 2011

Revenue	$0
Operating Loss	$199,518
Interest Income	$37,977
Change in fair value of warrant liability	$600,000
Net Income	$237,495
Basic & Diluted Net Income Per Share	$0.10
Cash & Cash Equivalents	$348,373
Investments Held in Trust	$80,037,977
Total Assets	$80,404,972
Common Stock, subject to possible redemption	$69,628,686
Stockholder’s Equity	$5,000,001

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

Results of Operations and Known Trends or Future Events

For the period from January 5, 2011 (inception) through December 31, 2011 we had net income of $237,495.

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

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of December 31, 2011 to correct its accounting for an adjustment related to the warrants issued in connection with our initial public offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations.

In March 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as a derivative liability. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following table summarizes the adjustments made to the previously reported December 31, 2011 balance sheets, statements of operations, statements of cash flows, and statements of shareholders’ equity:

December 31, 2011

Selected audited balance sheet information

	(as previously reported)	Effect of Restatement	(as restated)

Warrant liability	$—	$3,600,000	$3,600,000
Total Liabilities	2,176,285	3,600,000	5,776,285

Common Stock, subject to possible redemption	73,228,686	(3,600,000)	69,628,686

Common Stock	952	(696)	256
Additional Paid-in Capital	5,361,554	(361,809)	4,999,745
Deficit Accumulated during the Development Stage	(362,505)	362,505	—
Total Stockholders' Equity	5,000,001	—	5,000,001

Total Liabilities and Stockholders' Equity	$80,404,972	$—	$80,404,972

From the period from January 5, 2011 (date of inception) to December 31, 2011

Selected audited statement of operations

	(as previously reported)	Effect of Restatement	(as restated)

Expenses:
Change in fair value of warrant liability	$—	$600,000	$600,000

Income (Loss) Attributable to
Common Stockholders	$(362,505)	$600,000	$237,495

Basic and Diluted Net Income (Loss) per common share,
excludes shares subject to
possible redemption - basic and diluted	$(0.05)	$0.15	$0.10

Selected audited statement of cash flows

	(as previously reported)	Effect of Restatement	(as restated)
Operating activities:
Net income (loss)	$(362,505)	$600,000	$237,495
Change in fair value of warrant liability	$—	$(600,000)	$(600,000)

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

To the Stockholders of

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

As discussed in Note C to the financial statements, the accompanying 2011 financial statements have been restated to correct a misstatement.

/s/ Rothstein Kass

Roseland, New Jersey

March 14, 2012, except for Note C, which is March 7, 2013

SCG Financial Acquisition Corp.

(a development stage company)

BALANCE SHEET

December 31, 2011

As Restated

ASSETS
Current Assets:
Cash	$348,373
Prepaid Expense	18,622
Total Current Assets	366,995

Noncurrent Assets:
Investments Held in Trust	80,037,977

Total Assets	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$176,285

Other Liabilities:
Deferred Underwriter's Fee	2,000,000
Warrant Liability	3,600,000
Total Liabilities	5,776,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 6,962,869 shares (at redemption value)	69,628,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,560,941 shares issued and outstanding (excluding 6,962,869 subject to possible redemption)	256
Additional Paid-in Capital	4,999,745
Deficit Accumulated during Development Stage	-
Total Stockholders' Equity	5,000,001

Total Liabilities and Stockholders' Equity	$80,404,972

The accompanying notes are an integral part of the financial statements.

SCG Financial Acquisition Corp.
(a development stage company)

STATEMENT OF OPERATIONS

For the period from January 5, 2011 (date of inception) to December 31, 2011

As Restated

For the Period from
January 5, 2011 (date of inception)
to December 31, 2011

Revenue	$-

Expenses:
General and Administrative Expenses	(400,482)

Loss from Operations	(400,482)
Interest Income	37,977
Change in fair value of warrant liability	600,000

Net Income Attributable to Common Stockholders	$237,495

Weighted Average Number of Common Shares Outstanding, excludes shares subject to possible redemption - basic and diluted	2,265,722

Basic and Diluted Net Income per Share Attributable to Other Stockholders, excludes shares subject to possible redemption - basic and diluted	$0.10

The accompanying notes are an integral part of the financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 5, 2011 (date of inception) to December 31, 2011

 As Restated

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity

Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount, warrant liability and offering costs	8,000,000	800	73,591,191		73,591,991

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net income attributable to common stockholders				237,495	237,495

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 6,962,869 shares at redemption value	(6,962,869)	(696)	(71,616,294)	(237,495)	(71,854,485)

Balance, December 31, 2011	2,560,941	$256	$4,999,745	$-	$5,000,001

The accompanying notes are an integral part of the financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

STATEMENT OF CASH FLOWS

For the period from January 5, 2011 (date of inception) to December 31, 2011

As Restated

For the Period from
January 5, 2011 (date of inception)
to December 31, 2011

Cash Flows from Operating Activities
Net Income	$237,495
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(600,000)
Change in operating assets and liabilities:
Increase in accrued interest income	(37,977)
Increase in prepaid expenses	(18,622)
Increase in accrued expenses	176,285

Net cash used in operating activities	(242,819)

Cash Flows from Investing Activities
Investments held in Trust Account	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount	78,000,000
Proceeds from issuance of warrants	3,000,000
Proceeds from notes payable, stockholder	175,000
Proceeds from issuance of stock to initial stockholders	25,000
Payment of note payable, stockholder	(175,000)
Payment of offering costs	(433,808)

Net cash provided by financing activities	80,591,192

Net increase in cash	348,373

Cash at beginning of the period	-

Cash at end of the period	$348,373

Supplemental disclosure of non-cash financing activities:
Deferred underwriter’s fee	$2,000,000
Adjustment for warrant liability in connection with the public offering	$4,200,000

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. At December 31, 2011, the Company had outstanding warrants to purchase 12,000,000 shares of common stock. For the period presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. During the period from January 5, 2011 (date of inception) to December 31, 2011, the change from the initial redemption value was $237,495, while the change from the initial number of shares subject to redemption was 23,750. Changes in redemption value and amounts are primarily due to the net income of the Company. Accordingly, at December 31, 2011, 6,962,869 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at December 31, 2011).

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

NOTE C - RESTATEMENT OF PREVIOUSLY ISSUED AUDITED FINANCIAL STATEMENTS

The Company has restated its audited financial statements as of December 31, 2011 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations.

In March 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as a derivative liability. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported December 31, 2011 balance sheets, statements of operations and statements of cash flows:

December 31, 2011

Selected audited balance sheet information

	(as previously reported)	Effect of Restatement	(as restated)

Warrant liability	$-	$3,600,000	$3,600,000
Total Liabilities	2,176,285	3,600,000	5,776,285

Common Stock, subject to possible redemption	73,228,686	(3,600,000)	69,628,686

Common Stock	952	(696)	256
Additional Paid-in Capital	5,361,554	(361,809)	4,999,745
Deficit Accumulated during the Development Stage	(362,505)	362,505	-
Total Stockholders' Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders' Equity	$80,404,972	$-	$80,404,972

From the period from January 5, 2011 (date of inception) to December 31, 2011

Selected audited statement of operations

	(as previously reported)	Effect of Restatement	(as restated)

Expenses:
Change in fair value of warrant liability	$-	$600,000	$600,000

Income (Loss) Attributable to Common Stockholders	$(362,505)	$600,000	$237,495

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.05)	$0.15	$0.10

Selected audited statement of cash flows

	(as previously reported)	Effect of Restatement	(as restated)
Operating activities:
Net income (loss)	$(362,505)	$600,000	$237,495
Gain on change in fair value of warrant liability	$-	$(600,000)	$(600,000)

NOTE D—INITIAL PUBLIC OFFERING

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

NOTE E - WARRANT LIABILITY

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire five years after the date of the Company's initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $3,600,000 as of December 31, 2011. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

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

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2011.

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

Warrant Liability

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during 2011. There are no assets written down to fair value on non-recurring basis.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2011

Description	December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$80,041,697	$80,041,697	—	—
Liabilities:
Warrant Liability	$3,600,000	—	$3,600,000	—

NOTE J—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2011, the Company has not issued any shares of preferred stock.

NOTE K - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

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

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Net income (loss) Attributable to Common Stockholders	-	(111,187)	(101,992)	450,674
Basic and Diluted Net income (loss) per Share Attributable to Other Stockholders	$-	$(0.01)	$(0.01)	$0.18

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

March 13, 2013

SCG Financial Acquisition Corp.

By:	/s/ Gregory H. Sachs
Name: Gregory H. Sachs
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregory H. Sachs	Chairman of the Board of Directors, President	March 13, 2013
Gregory H. Sachs	Chief Executive Officer
(Principal Executive Officer)

/s/ Michelle Sibley	Chief Financial Officer, Treasurer and Secretary	March 13, 2013
Michelle Sibley	(Principal Financial Officer
and Principal Accounting Officer)