Form 10-Q/A
period 2012-03-31
SCG Financial Acquisition Corp.
filed 2013-03-13
CIK 1512074

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

Explanatory Note

SCG Financial Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended March 31, 2012, originally filed on May 14, 2012 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and related disclosure in Item 1. Financial Statements and Supplementary Data. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of March 31, 2012 to correct the accounting for adjustment made on our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see “Note C – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

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

ITEM 1. INTERIM FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS	As Restated	As Restated
Current Assets:
Cash	$222,599	$348,373
Prepaid Expense	4,746	18,622
Total Current Assets	227,345	366,995

Noncurrent Assets:
Investments Held in Trust	80,045,339	80,037,977

Total Assets	$80,272,684	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$274,857	$176,285

Other Liabilities:
Warrant Liability	3,000,000	3,600,000
Deferred Underwriter's Fee	2,000,000	2,000,000

Total Liabilities	5,274,857	5,776,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 6,999,783 and 6,962,869 shares (at redemption value) as of March 31, 2012 and December 31, 2011, respectively.	69,997,826	69,628,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,524,027 and 2,560,941 shares issued and outstanding (excluding 6,999,783 and 6,962,869 subject to possible redemption) as of March 31, 2012 and 2011, respectively	252	256
Additional Paid-in Capital	4,999,749	4,999,745
Deficit Accumulated during Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001

Total Liabilities and Stockholders' Equity	$80,272,684	$80,404,972

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	For the Period from January 5, 2011 (date of inception) to March 31, 2011	For the Period from January 5, 2011 (date of inception) To March 31, 2012
	As Restated	As Restated	As Restated

Revenue	$-	$-	$-

Expenses:
General and Administrative Expenses	(238,223)	-	(638,704)

Loss from Operations	(238,223)	-	(638,704)
Change in fair value of warrant liability	600,000	-	1,200,000
Interest Income	7,363	-	45,339

Net Income Attributable to Common Stockholders	$369,140	$-	$606,635

Weighted Average Number of Common Shares Outstanding	2,524,027	1,213,187	2,317,726

Basic and Diluted Net Income per Share Attributable to Other Stockholders	$0.15	$-	$0.26

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

As Restated

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount, warrant liability, and offering costs	8,000,000	800	73,591,191		73,591,991

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise their over-allotment option	(228,571)	(23)	23

Net income attributable to common stockholders				237,495	237,495

Sale of private placement warrants			3,000,000		3,000,000

Net proceeds subject to possible redemption of 6,962,869 shares at redemption value	(6,962,869)	(696)	(71,616,294)	(237,495)	(71,854,485)

Balance at December 31, 2011 (audited)	2,560,941	$256	$4,999,745	$-	$5,000,001

Change in proceeds subject to possible redemption to 6,999,783 ordinary shares at redemption value (unaudited)	(36,914)	(4)	4	(369,140)	(369,140)

Net income attributable to ordinary shareholders not subject to possible redemption (unaudited)				369,140	369,140

Balance, March 31, 2012 (unaudited)	2,524,027	$252	$4,999,749	$-	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012	For the Period from January 5, 2011 (date of inception) to March 31, 2011	For the Period from January 5, 2011 (date of inception) to March 31, 2012
	As Restated		As Restated
Cash Flows from Operating Activities
Net Income	$369,140	$-	$606,635
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(600,000)		(1,200,000)
Changes in operating assets and liabilities:
Increase in accrued interest income	(7,363)		(45,339)
(Increase) decrease in prepaid expenses	13,877		(4,746)
Increase in accrued expenses	98,572		274,857

Net cash used in operating activities	(125,774)	-	(368,593)

Cash Flows from Investing Activities
Investments held in Trust Account			(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount			78,000,000
Proceeds from issuance of warrants			3,000,000
Proceeds from notes payable, stockholder		175,000	175,000
Proceeds from issuance of stock to initial investor		25,000	25,000
Payment of note payable, stockholder			(175,000)
Payment of offering costs		(116,676)	(433,808)

Net cash provided by financing activities	-	83,324	80,591,192

Net increase (decrease) in cash	(125,774)	83,324	222,599

Cash at beginning of the period	348,373	-	-

Cash at end of the period	$222,599	$83,324	$222,599

Supplemental disclosure of non-cash financing activities: Deferred underwriter’s fee	$-	$-	$2,000,000

Adjustment for warrant liability in connection with the public offering	$-	$-	$4,200,000

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. At March 31, 2012, the Company had outstanding warrants to purchase 12,000,000 shares of common stock. For the period presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. During the three months ended March 31, 2012 and the period from January 5, 2011 (date of inception) to December 31, 2011, changes from the initial redemption value were $369,140 and $237,495, respectively, while changes from the initial number of shares subject to redemption were 36,914 and 23,750, respectively. Changes in redemption value and amounts are primarily due to the net income of the Company. Accordingly, at March 31, 2012 and December 31, 2011, 6,999,783 and 6,962,869 public shares, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2012).

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

NOTE C - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of March 31, 2012 and December 31, 2011 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations. There were no changes in the fair value of the warrants during any period presented, therefore, there is no effect to the Company's statements of operations previously filed.

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

The following tables summarize the adjustments made to the previously reported March 31, 2012 balance sheet, statement of operations and statement of cash flows:

March 31, 2012

Selected balance sheet information

	(as previously reported)	Effect of Restatement	(as restated)

Warrant liability	$-	$3,000,000	$3,000,000
Total Liabilities	2,274,857	3,000,000	5,274,857

Common Stock, subject to possible redemption	72,997,826	(3,000,000)	69,997,826

Common Stock	952	(700)	252
Additional Paid-in Capital	5,592,414	(592,665)	4,999,749
Deficit Accumulated during the Development Stage	(593,365)	593,365	-
Total Stockholders' Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders' Equity	$80,272,684	$-	$80,272,684

Number of shares of
Common stock subject to possible redemption	7,299,783	(300,000)	6,999,783

Common stock excluding shares
subject to possible redemption	9,523,810	(6,999,783)	2,524,027

For the three months ended March 31, 2012

Selected statement of operations information

	(as previously reported)	Effect of Restatement	(as restated)

Expenses:
Change in fair value of warrant liability	$-	$600,000	$600,000

Income (Loss) Attributable to
Common Stockholders	$(230,860)	$600,000	$369,140

Weighted Average Number of Common Shares
Outstanding, excludes shares subject to
possible redemption - basic and diluted	9,523,810	(6,999,783)	2,524,027

Basic and Diluted Net Loss per common share,
excludes shares subject to
possible redemption - basic and diluted	$(0.02)	$0.17	$0.15

Audited statement of cash flows

	(as previously reported)	Effect of Restatement	(as restated)
Operating activities:
Net income (loss)	$(230,860)	$600,000	$369,140
Gain on change in fair value of warrant liability	$-	$(600,000)	$(600,000)

From the period from January 5, 2011 (date of inception) to March 31, 2012

Basic and Diluted Net Loss per common share,
excludes shares subject to
possible redemption - basic and diluted	$(0.08)	$0.34	$0.26

NOTE D – WARRANT LIABILITY

Pursuant to the Company’s Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own stock. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $3,000,000 and $3,600,000 as of March 31, 2012 and December 31, 2011, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

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

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2012 and December 31, 2011.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2012

(Unaudited)

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account: March 31, 2012	$80,045,399	$80,045,399	—	—
December 31, 2011	80,041,697	80,041,697	—	—
Liabilities:
Warrant Liability:
March 31, 2012	$3,000,000		$3,000,000
December 31, 2011	3,600,000		3,600,000

NOTE J—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2012, the Company has not issued any shares of preferred stock.

NOTE K—Subsequent Events

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

For the period January 5, 2011 through March 31, 2012 and for the three months ended March 31, 2012, we had net income of $606,635 and $369,140, respectively. For the period January 5, 2011 through March 31, 2012, we had expenses of $638,704 offset by accrued interest on the trust fund of $45,339 and $1,200,000 gain from change in fair value of warrant liability. For the three months ended March 31, 2012, we had expenses of $238,223 offset by accrued interest on the trust fund of $7,363 and $600,000 gain from change in fair value of warrant liability. As a result of being a public company, we expect to incur increased expenses in the future for legal, financial reporting, accounting and due diligence.

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

