Form 10-Q/A
period 2012-06-30
SCG Financial Acquisition Corp.
filed 2013-03-13
CIK 1512074

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

 Explanatory Note

SCG Financial Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended June 30, 2012, originally filed on August 14, 2012 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by the Amendment. However, this Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and related disclosure in Item 1. Financial Statements and Supplementary Data. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of June 30, 2012 to correct the accounting for adjustment made on our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see “Note C – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

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

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	As Restated	As Restated
ASSETS
Current Assets:
Cash	$76,726	$348,373
Prepaid Expense	33,880	18,622
Total Current Assets	110,606	366,995

Noncurrent Assets:
Investments Held in Trust	80,021,538	80,037,977

Total Assets	$80,132,144	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$629,957	$176,285

Other Liabilities:
Warrant Liability	2,520,000	3,600,000
Deferred Underwriter's Fee	2,000,000	2,000,000

Total Liabilities	5,149,957	5,776,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 6,998,219 and 6,962,869 shares (at redemption value) as of June 30, 2012 and December 31, 2011, respectively.	69,982,186	69,628,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,525,591 and 2,560,941 shares issued and outstanding as of June 30, 2012 and December 31, 2011 (excluding 6,998,219 and 6,962,869 subject to possible redemption as of June 30, 2012 and December 31, 2011, respectively)	252	256
Additional Paid-in Capital	4,999,749	4,999,745
Deficit Accumulated during Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001

Total Liabilities and Stockholders' Equity	$80,132,144	$80,404,972

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	For the Period from January 5, 2011 (date of inception) to June 30, 2011	For the Period from January 5, 2011 (date of inception) To June 30, 2012
	As Restated	As Restated	As Restated	As Restated	As Restated

Revenue	$-	$-	$-	$-	$-

Expenses:
General and Administrative	(508,839)	(123,289)	(747,062)	(123,289)	(1,147,543)

Loss from Operations	(508,839)	(123,289)	(747,062)	(123,289)	(1,147,543)
Change in fair value of warrant liability	480,000	-	1,080,000	-	1,680,000
Interest Income	13,199	12,102	20,562	12,102	58,538

Net income (loss) Attributable to Common Stockholders	$(15,640)	$(111,187)	$353,500	$(111,187)	$590,995

Weighted Average Number of Common Shares Outstanding, excludes shares subject to possible redemption - basic and diluted	2,524,027	2,551,276	2,524,809	1,935,402	2,352,561

Basic and Diluted Net income (loss) per common share, excludes shares subject to possible redemption - basic and diluted	$(0.01)	$(0.04)	$0.14	$(0.06)	$0.25

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

As Restated

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount, warrant liability and offering costs	8,000,000	800	73,591,191		73,591,991

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(228,571)	(23)	23

Net income attributable to common stockholders				237,495	237,495

Sale of private placement warrants
On April 12, 2011			3,000,000		3,000,000
Net proceeds subject to possible redemption of 6,962,869 shares at redemption value	(6,962,869)	(696)	(71,616,294)	(237,495)	(71,854,485)

Balance at December 31, 2011 (audited)	2,560,941	$256	$4,999,745	$-	$5,000,001

Change in shares subject to possible redemption to 6,998,219 common shares at redemption value (unaudited)	(35,350)	(4)	4	(353,500)	(353,500)

Net income attributable to common shares not subject to possible redemption (unaudited)				353,500	353,500

Balance, June 30, 2012 (unaudited)	2,525,591	$252	$4,999,749	$-	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	For the Period from January 5, 2011 (date of inception) to June 30, 2011	For the Period from January 5, 2011 (date of inception) to June 30, 2012
	As Restated	As Restated	As Restated

Cash Flows from Operating Activities
Net income (loss)	$353,500	$(111,187)	$590,995
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(1,080,000)	-	(1,680,000)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest income	16,438	(12,102)	(21,538)
Increase in prepaid expenses	(15,257)	(62,063)	(33,880)
Increase in accrued expenses	453,672	87,042	629,957

Net cash used in operating activities	(271,647)	(98,310)	(514,466)

Cash Flows from Investing Activities
Investments held in Trust Account	-	(80,000,000)	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount		78,000,000	78,000,000
Proceeds from issuance of warrants		3,000,000	3,000,000
Proceeds from notes payable, stockholder		175,000	175,000
Proceeds from issuance of stock to initial investor		25,000	25,000
Payment of note payable, stockholder		(175,000)	(175,000)
Payment of offering costs		(433,808)	(433,808)

Net cash provided by financing activities	-	80,591,192	80,591,192

Net increase (decrease) in cash	(271,647)	492,882	76,726

Cash at beginning of the period	348,373	-	-

Cash at end of the period	$76,726	$492,882	$76,726

Supplemental disclosure of non-cash financing activities:
Deferred underwriter’s fee	$-	$2,000,000	$2,000,000
Adjustments for warrant liability in connection with the public offering	$-	$4,200,000	$4,200,000

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. At June 30, 2012, the Company had outstanding warrants to purchase 12,000,000 shares of common stock. For the period presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. During the six months ended June 30, 2012 and the period from January 5, 2011 (date of inception) to December 31, 2011, changes from the initial redemption value were $353,500 and $237,495, respectively, while changes from the initial number of shares subject to redemption were 35,350 and 23,750, respectively. Changes in redemption value and amounts are primarily due to the net income of the Company. Accordingly, at June 30, 2012 and December 31, 2011, 6,998,219 and 6,962,869 public shares, respectively, are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2012).

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

NOTE C - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of June 30, 2012 and December 31, 2011 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations.

In March 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity, but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a price adjustment provision, such that, in the event the Company completes a business combination subsequent to the Initial Business Combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by formula that causes the warrants to not be indexed to the Company’s own stock. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported balance sheets, statements of operations and statements of cash flows:

June 30, 2012

Selected balance sheet information

	(as previously reported)	Effect of Restatement	(as restated)

Warrant liability	$-	$2,520,000	$2,520,000
Total Liabilities	2,629,957	2,520,000	5,149,957

Common Stock, subject to possible redemption	72,502,186	(2,520,000)	69,982,186

Common Stock	227	25	252
Additional Paid-in Capital	6,088,779	(1,089,030)	4,999,749
Deficit Accumulated during the Development Stage	(1,089,005)	1,089,005	-
Total Stockholders' Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders' Equity	$80,132,144	$-	$80,132,144

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

December 31, 2011

Selected audited balance sheet information

	(as previously reported)	Effect of Restatement	(as restated)

Warrant liability	$-	$3,600,000	$3,600,000
Total Liabilities	2,176,285	3,600,000	5,776,285

Common Stock, subject to possible redemption	73,228,686	(3,600,000)	69,628,686

Common Stock	952	(696)	256
Additional Paid-in Capital	5,361,554	(361,809)	4,999,745
Deficit Accumulated during the Development Stage	(362,505)	362,505	-
Total Stockholders' Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders' Equity	$80,404,972	$-	$80,404,972

For the six months ended June 30, 2012

Selected statement of operations information

	(as previously reported)	Effect of Restatement	(as restated)

Expenses:
Change in fair value of warrant liability	$-	$1,080,000	$1,080,000

Income (Loss) Attributable to Common Stockholders	$(726,500)	$1,080,000	$353,500

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.32)	$0.46	$0.14

Selected statement of cash flows information

	(as previously reported)	Effect of Restatement	(as restated)
Operating activities:
Net income (loss)	$(726,500)	$1,080,000	$353,500
Gain on change in fair value of warrant liability	$-	$(1,080,000)	$(1,080,000)

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to June 30, 2012

(Unaudited)

For the three months ended June 30, 2012

Selected statement of operations information

	(as previously reported)	Effect of Restatement	(as restated)

Expenses:
Change in fair value of warrant liability	$-	$480,000	$480,000

Income (Loss) Attributable to Common Stockholders	$(495,640)	$480,000	$(15,640)

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.22)	$0.21	$(0.01)

Selected statement of cash flows information

	(as previously reported)	Effect of Restatement	(as restated)
Operating activities:
Net income (loss)	$(495,640)	$480,000	$(15,640)
Gain on change in fair value of warrant liability	$-	$(480,000)	$(480,000)

From the period from January 5, 2011 (date of inception) to June 30, 2012

Selected statement of operations information

	(as previously reported)	Effect of Restatement	(as restated)

Expenses:
Change in fair value of warrant liability	$-	$1,680,000	$1,680,000

Income (Loss) Attributable to Common Stockholders	$(1,089,005)	$1,680,000	$590,995

Basic and Diluted Net Loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.53)	$0.78	$0.25

Selected statement of cash flows information

	(as previously reported)	Effect of Restatement	(as restated)
Operating activities:
Net income (loss)	$(1,089,005)	$1,680,000	$590,995
Gain on change in fair value of warrant liability	$-	$(1,680,000)	$(1,680,000)

NOTE D – WARRANT LIABILITY

Pursuant to the Company’s Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the Offering. The warrants expire five years after the date of the Company’s initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own stock. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $2,520,000 and $3,600,000 as of June 30, 2012 and December 31, 2011, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

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

NOTE F —RELATED PARTY TRANSACTIONS

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

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2012 and December 31, 2011.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account: June 30, 2012	$80,021,900	$80,021,900	—	—
December 31, 2011	80,041,697	80,041,697	—	—
Liabilities:
Warrant Liability:
June 30, 2012	$2,520,000	—	$2,520,000	—
December 31, 2011	3,600,000	—	3,600,000	—

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

For the period January 5, 2011 through June 30, 2012, we had net income of $590,995. For three months ended June 30, 2012, we had net losses of $15,640. For the period January 5, 2011 through June 30, 2012, we had expenses of $1,147,543 offset by accrued interest on the trust fund of $58,538 and gain from the change in fair value of warrant liability of $1,680,000. For the three months ended June 30, 2012, we had expenses of $508,839 offset by accrued interest on the trust fund of $13,199 and gain from the change in fair value of warrant liability of $480,000. As a result of being a public company, we expect to incur increased expenses in the future for legal, financial reporting, accounting and due diligence.

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

ITEM 6. EXHIBITS

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

