Form 10-K
period 2012-12-31
SCG Financial Acquisition Corp.
filed 2013-03-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐.

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2011, as reported on the OTC Bulletin Board, was approximately $77,280,000. As of March 14, 2013, there were 9,643,810 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	the risk that governmental and regulatory review of the tender offer documents may delay our proposed transaction with Reach Media Group Holdings, Inc. (“RMG”) or result in the inability of the proposed transaction with RMG to be consummated by April 12, 2013;

•	costs of our proposed transaction with RMG or of our proposed transaction with Symon Holdings Corporation (“Symon Holdings”);

•	success in retaining or recruiting, or changes required in, management and other key personnel following the proposed transactions with RMG and/or Symon Holdings;

•	listing or de-listing of our common stock from the Nasdaq Capital Market;

•	the potential liquidity and trading of our securities;

•	RMG’s history of incurring significant net losses and limited operating history;

•	the competitive environment in the advertising market in which RMG operates;

•	the risk that a condition to consummation of the proposed transactions with RMG or Symon Holdings may not be satisfied or waived;

•	the risk that the anticipated benefits of the proposed transactions with RMG or Symon Holdings may not be fully realized or may take longer to realize than expected;

•	the risk that any projections, including earnings, revenues, expenses, margins or any other financial items are not realized;

•	the risk that the businesses of SCG and RMG or Symon Holdings will not be integrated successfully;

•	changing legislation and regulatory environments;

•	business development activities of RMG or Symon Holdings following the consummation of the proposed transactions, including RMG’s and Symon Holdings’s ability to contract with, and retain, customers and airline partners on attractive terms;

•	the effect of actions by the U.S. Federal Reserve and the U.S. Treasury on the liquidity of the capital markets;

•	the general volatility of the market price of SCG’s securities;
•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act); and

•	general economic conditions.

For a discussion of risks relating to our proposed transactions with RMG and Symon Holdings, please refer to the offer to purchase included in the tender offer statement that we filed with the SEC on February 11, 2013, as subsequently amended.

All forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 15. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the company,” “SCG”, “the Registrant,” “we,” “us” and “our” refer to SCG Financial Acquisition Corp.

PART I

Item 1.     Business

Introduction

SCG Financial Acquisition Corp. (the “Company” or “SCG”) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Initial Business Combination”).

All activity through December 31, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

The sponsor, officers and directors have agreed that the Company must complete the Merger described below by April 12, 2013 due to an amendment to the Company’s charter that was approved on December 19, 2012 by more than 65% of the holders of our common stock. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account (“Trust Account”) , including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

Our executive offices are located at 615 N. Wabash, Chicago, IL 60611 and our telephone number at that location is (312) 784-3960.

Recent Developments

On January 11, 2013, the Company, SCG Financial Merger II Corp., a Delaware corporation and an indirect wholly-owned subsidiary of SCG (“RMG Merger Sub”), Reach Media Group Holdings, Inc., a Delaware corporation (“RMG”), and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as stockholder representative (the “Stockholder Representative”), entered into an Agreement and Plan of Merger (the “RMG Merger Agreement”). Pursuant to the terms and conditions of the RMG Merger Agreement, RMG Merger Sub will merge with and into RMG, following which the separate corporate existence of RMG Merger Sub will cease and RMG will continue its existence under the laws of the State of Delaware as the surviving corporation and an indirect wholly-owned subsidiary of SCG (collectively, the “RMG Merger”).

In connection with the RMG Merger, RMG’s stockholders will receive an aggregate of (i) 400,000 SCG common shares, (a) 100,000 of which shall be paid upon the closing date to such stockholders and (b) 300,000 of which shall be deposited in an escrow account with Wilmington Trust, N.A., and (ii) $10,000 in cash, to be deposited in the escrow account and to be used to reimburse the Stockholder Representative for any losses the Stockholder Representative should incur pursuant to the terms and conditions of the RMG Merger Agreement. Additionally, SCG will pay, on behalf of RMG and its subsidiaries, all indebtedness of RMG Networks, Inc., a Delaware corporation and a wholly-owned subsidiary of RMG, equal to $23,500,000.

Pursuant to the RMG Merger Agreement, on February 11, 2013, SCG commenced a tender offer (the “Tender Offer”) pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended. Through the Tender Offer, the Company’s stockholders have the opportunity to tender their shares of our common stock at a purchase price of $10.00 per share, upon the consummation of the RMG Merger.

On March 1, 2013, the Company, SCG Financial Merger III Corp., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (“Symon Merger Sub”), Symon Holdings Corporation, a Delaware corporation (“Symon Holdings”), and Golden Gate Capital Investment Fund II, L.P., a Delaware limited partnership, solely in its capacity as securityholders’ representative (the “Securityholders’ Representative”), entered into an Agreement and Plan of Merger (the “Symon Merger Agreement”). Pursuant to the terms and conditions of the Symon Merger Agreement, Symon Merger Sub will merge with and into Symon Holdings, following which the separate corporate existence of Symon Merger Sub will cease and Symon Holdings will continue its existence under the laws of the State of Delaware as the surviving corporation (the “Surviving Corporation”) and an indirect wholly-owned subsidiary of SCG (collectively, the “Symon Merger”).

The description of the RMG Merger Agreement is qualified in its entirety by reference to the full text of the RMG Merger Agreement, which was filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Company’s Form 8-K on January 17, 2013. The description of the Symon Merger Agreement is qualified in its entirety by reference to the full text of the Symon Merger Agreement, which was filed with the SEC as an exhibit to the Company’s Form 8-K on March 1, 2013. SCG’s board of directors approved the RMG Merger Agreement and the Symon Merger Agreement and authorized SCG to conduct the Tender Offer as set forth in the RMG Merger Agreement.

Additional information about the proposed RMG Merger, the proposed Symon Merger, the Tender Offer, and the histories of RMG and the Symon are available without charge at the SEC’s website (http://www.sec.gov). Other than specific references to the RMG Merger and the Symon Merger, the discussion in this Annual Report is as of December 31, 2012.

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

On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that was placed in the Trust Account was invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Trust Account assets will be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account as described below.

On April 12, 2011, our units commenced trading on the OTC Bulletin Board under the symbol “SCGQU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing on June 3, 2011. On May 2, 2012, the Company’s common stock commenced trading on The Nasdaq Capital Market (“Nasdaq”), under the symbol “SCGQ”. The Company’s units and warrants continue to be quoted on the OTC Bulletin Board under the symbols SCGQ and SCGW.

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

Sources of target businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is), other than the up to $15,000 per month for office space, administrative services and other incurred expenses relating to our operations payable to Sachs Capital Group LP, an affiliate of our Sponsor . None of our Sponsor , officers, directors and any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our Initial Business Combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor , officers or directors. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with our Sponsor , or an affiliate of our Sponsor , in the pursuit of an Initial Business Combination. In the event we seek to complete an Initial Business Combination with such a company or we partner with our Sponsor or an affiliate of our Sponsor in our pursuit of an Initial Business Combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an Initial Business Combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

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

 Permitted purchases of our securities

As a condition to listing its common stock on Nasdaq, the Company agreed to waive its right to use funds held in the Trust Account to purchase up to 15% of the shares of its common stock in conjunction with an Initial Business Combination, as was more fully described by the Company’s final prospectus filed with the Securities & Exchange Commission on April 13, 2011. In addition, in the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the Trust Account. Our Sponsor , directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our Initial Business Combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our Sponsor , directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our Sponsor , directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the listing of our securities on a national securities exchange;

•	because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions as described above may receive a per share purchase price that is not reduced by a pro rata share of the deferred underwriting commissions or franchise or income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise or income taxes payable (as well as, in the case of purchases which occur prior to the consummation of our Initial Business Combination, up to $100,000 of net interest that may be released to us from the Trust Account to fund our dissolution expenses in the event we do not complete our Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report). That is, if we seek stockholder approval of our Initial Business Combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the franchise or income taxes payable than it would have been in the absence of such privately negotiated or market transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and franchise or income taxes payable because such amounts will be payable by us; and

•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Our Sponsor , officers, directors and/or their affiliates anticipate that they will identify the stockholders with whom our Sponsor , officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of tender offer materials in connection with our Initial Business Combination. To the extent that our Sponsor , officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our Sponsor , officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our Initial Business Combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account at December 31, 2012 was $10.00 per public share. Our Sponsor agreed to waive its redemption rights with respect to the founder shares and any public shares it may hold in connection with the consummation of a business combination.

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

If we seek stockholder approval, we will consummate our Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our Sponsor has agreed to vote its founder shares and any public shares purchased during or after the Offering in favor of our Initial Business Combination. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction; provided, however, our public stockholders voting in favor of our Initial Business Combination may elect to exercise their redemption rights and shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account less taxes and up to $1.25 million withdrawn for working capital purposes, but our public stockholders voting against the business combination and electing to exercise their redemption rights shall only be entitled to receive cash equal to their pro rata share of the aggregate amount in the Trust Account less taxes and interest earned on the proceeds placed in the Trust Account. In addition, Sponsor has agreed to waive its redemption rights with respect to their founder shares and public shares in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s Offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many blank check companies. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our Initial Business Combination.

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

Redemption of public shares and liquidation if no Initial Business Combination

Our Sponsor , officers and directors have agreed that we must complete our Initial Business Combination by January 12, 2013, which period has been extended for a 3 month period by (i) entering into a letter of intent with a target by January 12, 2013 and (ii) obtaining approval of such extension by at least 65% of the holders of our common stock. If we are unable to consummate a business combination within such period, our amended and restated certificate of incorporation provides that we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor has agreed to waive its redemption rights with respect to its founder and public shares if we fail to consummate a business combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report). There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate a business combination within the allotted time period. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account ($411,217 as of December 31, 2012) and from the up to $1.25 million in interest income which we are permitted to withdraw from the Trust Account (net of franchise and income taxes payable), although given the current interest rate environment, we do not anticipate that the funds in the Trust Account will generate a meaningful amount of interest and we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account Gregory H. Sachs, our Chairman, Chief Executive Officer and President, has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sachs will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Mr. Sachs would be able to satisfy those obligations. With the exception of Mr. Sachs as described above, none of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that Mr. Sachs will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Mr. Sachs will also not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. We will have access to the proceeds of the Offering, not held in the Trust Account ($411,217 as of December 31, 2012) and the up to $1.25 million in interest income on the balance of the Trust Account (net of franchise and income taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). Based upon the current interest rate environment, we do not anticipate the funds in the Trust Account will generate a meaningful amount of interest, which is currently expected to be approximately $100,000 of interest over the remaining term; however, we can provide no assurances as to this amount. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to consummate a business combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) , we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the required time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

 Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, Mr. Sachs may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below $10.00 per public share less any per-share amounts distributed from our Trust Account to our public stockholders in the event we are unable to consummate a business combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report), and will not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Sachs will not be responsible to the extent of any liability for such third-party claims.

 If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not consummate a business combination by April 12, 2013 or if they redeem their respective shares for cash upon the consummation of the Initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Important factors could cause our future results to differ materially from those expressed in these forward-looking statements. With respect to the proposed RMG Merger and the proposed Symon Merger, these factors include, but are not limited to:

•	the risk that governmental and regulatory review of the tender offer documents may delay our proposed transaction with RMG or result in the inability of the proposed transaction with RMG to be consummated by April 12, 2013;

•	costs of our proposed transaction with RMG or of our proposed transaction with Symon Holdings;

•	success in retaining or recruiting, or changes required in, management and other key personnel following the proposed transactions with RMG and/or Symon Holdings;

•	listing or de-listing of our common stock from the Nasdaq Capital Market;

•	the potential liquidity and trading of our securities;

•	RMG’s history of incurring significant net losses and limited operating history;

•	the competitive environment in the advertising market in which RMG operates;

•	the risk that a condition to consummation of the proposed transactions with RMG or Symon Holdings may not be satisfied or waived;

•	the risk that the anticipated benefits of the proposed transactions with RMG or Symon Holdings may not be fully realized or may take longer to realize than expected;

•	the risk that any projections, including earnings, revenues, expenses, margins or any other financial items are not realized;

•	the risk that the businesses of SCG and RMG or Symon Holdings will not be integrated successfully;

•	changing legislation and regulatory environments;

•	business development activities of RMG or Symon Holdings following the consummation of the proposed transactions, including RMG’s and Symon Holdings’s ability to contract with, and retain, customers and airline partners on attractive terms;

•	the effect of actions by the U.S. Federal Reserve and the U.S. Treasury on the liquidity of the capital markets;

•	the general volatility of the market price of SCG’s securities;
•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act); and

•	general economic conditions.

For a discussion of risks relating to our proposed transactions with RMG and Symon Holdings, please refer to the offer to purchase included in the tender offer statement that we filed with the SEC on February 11, 2013, as subsequently amended.

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. If we fail to complete a business combination, we will never generate any operating revenues.

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

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an Initial Business Combination, our Sponsor and its affiliates have agreed to vote its founder shares, as well as any public shares purchased during or after the Offering, in favor of our Initial Business Combination. As of the date of this Annual Report, our Sponsor owns 16% of our outstanding shares of common stock. An affiliate of the Sponsor owns, through acquisitions in the open market, an additional 2,354,450 shares of common stock. Accordingly, if we seek stockholder approval of our Initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public stockholders.

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

The requirement that we complete a business combination by April 12, 2013 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by April 12, 2013. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into a business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by April 12, 2013, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our Sponsor , officers and directors have agreed that we must complete our Initial Business Combination by April12, 2013 (resulting from a three month extension as discussed elsewhere in this Report). We may not be able to find a suitable target business and consummate a business combination within such time period. If we have not consummated a business combination by April12, 2013 (resulting from a three month extension as discussed elsewhere in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Furthermore, our outstanding warrants are not entitled to participate in any redemption and the warrants will therefore expire worthless if we are unable to consummate a business combination by April12, 2013 (resulting from a three month extension as discussed elsewhere in this Report).

  Our purchase of common stock in the open market may support the market price of the common stock and/ or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the units, common stock and/or warrants.

Purchases of common stock will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. Consequently, if the market does not view our Initial Business Combination positively, these purchases may have the effect of counteracting the market’s view of our Initial Business Combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchase may materially adversely affect the market price of our securities.

If we seek stockholder approval of our business combination, we, our Sponsor , directors, officers, advisors and their affiliates may elect to purchase shares of common stock from stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our Sponsor , directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our Initial Business Combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our Sponsor , directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although neither we nor they currently anticipate paying any premium purchase price for such public shares, in the event we or they do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In addition, the payment of a premium by us after the consummation of our Initial Business Combination may not be in the best interest of the remaining stockholders who do not redeem their shares. Such stockholders will experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by us at a premium. Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we do not intend to comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the Trust Account ($10.00 per share). The purpose of such purchases would be to: (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our Sponsor , directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible. In addition, purchases in the open market would provide liquidity to those public stockholders whose shares are so purchased in advance of the closing of the business combination.

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

Purchases of common stock in the open market or in privately negotiated transactions by us or our Sponsor , directors, officers, advisors or their affiliates may make it difficult for us to list our common stock on a national securities exchange.

If we or our Sponsor , directors, officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our securities, which may make it difficult to maintain the listing of our securities on a national securities.

Our purchases of common stock in the open market or in privately negotiated transactions may have negative economic effects on our remaining public stockholders.

If we seek stockholder approval of our business combination and purchase shares in privately negotiated or market transactions from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the Trust Account, our remaining public stockholders will bear the economic burden of the franchise and income taxes payable (as well as, in the case of purchases which occur prior to the consummation of our Initial Business Combination, up to $100,000 of net interest that may be released to us from the Trust Account to fund our dissolution expenses in the event we do not complete our Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report). In addition, our remaining public stockholders following the consummation of a business combination will bear the economic burden of the deferred underwriting commission as well as the amount of any premium we may pay to the per-share pro rata portion of the Trust Account using funds released to us from the Trust Account following the consummation of the business combination. This is because the stockholders from whom we purchase shares in open market or in privately negotiated transactions may receive a per share purchase price payable from the Trust Account that is not reduced by a pro rata share of the franchise and income taxes payable on the interest earned by the Trust Account, the up to $100,000 of dissolution expenses or the deferred underwriting commission and, in the case of purchases at a premium, have received such premium.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our consummation of an Initial Business Combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, or (ii) the redemption of our public shares if we are unable to consummate an Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to consummate an Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the required time period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We do not intend to establish a compensation committee until the consummation of an Initial Business Combination or earlier if required by law or otherwise required. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.

Upon consummation of an Initial Business Combination (or earlier if required by law or otherwise required), our board of directors intends to establish a compensation committee, and adopt charters for this committee. Prior to such time we do not intend to establish such a committee. Accordingly, there will not be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such a committee to review the matters discussed above until the consummation of our Initial Business Combination could negatively impact our operations and profitability.

The SCG common shares may not continue to be listed on a stock exchange, which could limit the liquidity and price of the SCG common shares more than if the SCG common shares were quoted or listed on Nasdaq Capital Market or another national exchange.

The SCG common shares are currently listed on the Nasdaq Capital Market in accordance with the requirements of that exchange. If the Nasdaq Capital Market delists the SCG common shares from trading on its exchange in the future, SCG could face significant material adverse consequences, including:

•	a limited availability of market quotations for the SCG common shares;
•	a determination that SCG common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for SCG common stock;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5.0 million upon the successful consummation of the Offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our consummation of an Initial Business Combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender rules, and if you or a “group” of stockholders are deemed to hold in excess of 10% of our common stock, you will lose the ability to both redeem and vote all such shares in excess of 10% of our common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in the Offering. Moreover, any individual shareholder or “group” will also be restricted from voting public shares in excess of an aggregate of 10% of the public shares sold in the Offering, and all additional such shares in excess of 10%, which we refer to as the “Excess Shares,” which would then ineligible to vote. Your inability to vote and redeem the Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. And as a result, you will continue to hold that number of shares exceeding 10% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

If the net proceeds of the Offering not being held in the Trust Account, together with the up to $1.25 million (subject to adjustment as described herein) of interest in the Trust Account (net of franchise and income taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate through April 12, 2013, we may be unable to complete our Initial Business Combination.

Although we are permitted to withdraw up to $1.25 million in interest income from the Trust Account, based on the current interest rate environment, we do not believe the funds in the Trust Account will generate a meaningful amount of interest. Currently, we believe the proceeds placed in the Trust Account will produce approximately $100,000 in interest through April 12, 2013; however, we can provide no assurances this will be true. The funds available to us outside of the Trust Account, plus the interest earned on the funds held in the Trust Account that may be available to us, may not be sufficient to allow us to operate at least until April 12, 2013, assuming that our Initial Business Combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination since we will depend on interest earned on the Trust Account to fund our search, to pay our franchise and income taxes and to complete our Initial Business Combination.

Of the net proceeds of the Offering and promissory notes received from the Sponsor, $411,217 is available to us as of December 31, 2012 outside the Trust Account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with working capital we may need to identify one or more target businesses and to complete our Initial Business Combination, as well as to pay any franchise and income taxes that we may owe. Based on the current low interest rate environment, as of the date of this Annual Report, we believe the proceeds placed in the Trust Account will not produce a meaningful amount of interest, which is currently expected to be approximately $100,000 in interest through April 12, 2013; however, we can provide no assurances regarding this amount. Additionally, the current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the Trust Account to structure, negotiate or close our Initial Business Combination. In such event, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our Initial Business Combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following April 12, 2013 in the event we do not consummate an Initial Business Combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We may pursue acquisition opportunities in any sector or geographic region, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to stockholders than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities in sectors outside of the financial services sector (which may or may not be outside of our management’s area of expertise).

We will consider a business combination in any, provided that such candidate offers an attractive investment opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a business combination candidate.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Currently, there are 250,000,000 authorized (9,523,410 issued may need to update for Don’s 120,000 shares) shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after consummation of our Initial Business Combination. The issuance of additional shares of common or preferred stock:

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

In addition, our officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination by April 12, 2013 (resulting from a three month extension as discussed elsewhere in this Report) . Our directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor , our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor , officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor , officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor , officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in our prospectus relating to the Offering and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may partner, submit a joint bid or enter into a similar transaction with our Sponsor or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with our Sponsor or an affiliate of our Sponsor in our pursuit of a business combination. Although we currently have no plans to partner with our Sponsor or an affiliate of our Sponsor , we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in our prospectus relating to the Offering and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with our Sponsor or an affiliate of our Sponsor , the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction with our Sponsor or an affiliate of our Sponsor , conflicts could invariably arise from our Sponsor ’s, or an affiliate of our Sponsor s’ interest in maximizing returns to its members or limited partners, which may be at odds with the strategy of the post-business combination company, the board of the post-business combination company or not in the best interests of the stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether pre or post-business combination.

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

Since we have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s Offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our Sponsor , officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our Initial Business Combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company Offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the Offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

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

As of the date of this Annual Report, our Sponsor owned 16.0% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our Sponsor purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. An affiliate of the Sponsor has acquired 2,354,450 additional shares of common stock on the open market as a result of an equity commitment arrangement with the company. The company has issued 120,000 common shares to this affiliate in exchange for its equity commitment. Neither our Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Sponsor , is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor , because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the consummation of our Initial Business Combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our Initial Business Combination by April 12, 2013, as we have met the extension requirement for an extension, as discussed above).

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

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 615 N. Wabash, Chicago, IL 60611. We agreed to pay commencing on April 12, 2011 and until such time as we consummate a business combination or our liquidation, a total of $7,500 per month to Sachs Capital Group LP, an affiliate of our Sponsor , for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our units, common stock and warrants for the period from January 1, 2012 through December 31, 2012.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
March 31, 2012	$9.71	$9.54	$10.00	$9.90	$0.27	$0.22
June 30, 2012	$9.72	$9.65	$9.90	$9.74	$0.21	$0.21
September 30, 2012	$9.92	$9.63	$9.96	$9.75	$0.16	$0.15
December 31, 2012	$9.96	$9.81	$9.92	$9.92	$0.18	$0.11

On March 8, 2013, the closing price of our warrants was $0.20. Our common stock was last traded on March 8, 2013 , and the closing price on that day was $9.94. Our units were last traded on Feburuary 27, 2013, and the closing price on that day was $10.05.

(b)	Holders

On, March 8, 2013, there were 3 holders of record of our common stock, 2 holders of record of our warrants and 1 holder of record of our units.

(c)	Dividends

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance graph

N/A

(f)	Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

None

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 11, 2012, 50% of the equity interests of Sponsor was transferred to 2012 DOOH Investments LLC (“DOOH”), an entity controlled by Donald R. Wilson, Jr.

The Company and DOOH Investments LLC (“DOOH”) entered into an equity commitment agreement on December 14, 2012 whereby DOOH agreed to purchase, from the Company and/or in the open market or through privately negotiated transactions, an aggregate of 2,350,000 shares of common stock of the Company. In exchange for its equity commitment, the Company agreed to issue DOOH 120,000 shares of its common stock. DOOH subsequently assigned its right and obligations under the equity commitment letter to DRW Commodities LLC (“DRW”). DRW satisfied its obligation upon the acquisition of 2,354,450 shares in the open market and was thereafter issued an additional 120,000 SCG common shares by the company.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the year ended December 31, 2012 and the period from January 5, 2011 (date of inception) through December 31, 2011. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

	Year Ended	January 5, 2011 (date of inception)
	December 31, 2012	to December 31, 2011

Revenue	$	$0
Operating Loss	$(1,861,689)	$(400,482)
Interest Income	$53,586	$37,977
Net Loss	$(1,208,103)	$237,495
Basic & Diluted Net Income (Loss) Per Share	$(0.47)	$0.10
Cash & Cash Equivalents	$411,217	$348,373
Investments Held in Trust	$80,000,537	$80,037,977
Total Assets	$80,415,324	$80,404,972
Common Stock, subject to possible redemption	$68,420,583	$69,628,686
Stockholder’s Equity	$5,000,001	$5,000,001

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 11, 2013, we entered into a Merger Agreement to effectuate a business combination as it is more fully described in our Form 8-K, as filed with the SEC on January 17, 2013. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Offering and the private placement of the Sponsor Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at December 31, 2012 and 2011, we had $411,217 and $348,373 in cash, respectively. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate our Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

For the year ended December 31, 2012, we had net loss of $1,208,103 ($1,861,689 of expenses, $600,000 of income attributable to change in fair value of warrant liability and $53,586 of accrued interest). For the period from, January 5, 2011 (date of inception) through, December 31, 2011, we had net income of $237,495 ($400,482 of expenses, $600,000 of income attributable to change in fair value of warrant liability and 37,977 of accrued interest), respectively. As a result of being a public company, we expect to incur increased expenses in the future for legal, financial reporting, accounting and due diligence.

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

Liquidity and Capital Resources

On April 18, 2011, we consummated our Offering and received net proceeds of approximately $82,566,000, before deducting underwriting compensation of $4,000,000 (which includes $2,000,000 of deferred contingent underwriting compensation payable upon consummation of an Initial Business Combination) and includes $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC. Total Offering costs (excluding $2,000,000 in underwriting fees) was $433,808. On April 12, 2011, the sponsor purchased 4,000,000 warrants (“sponsor warrants”) from the company for an aggregate purchase price of $3,000,000. Total gross proceeds to the company from the 8,000,000 units sold in the Offering was $80,000,000. On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that was placed in a Trust Account (“Trust Account”) was invested, as provided in the company’s registration statement. As of December 31, 2012 and 2011, the market value of the investment securities in our Trust Account consisted of $79,999,200 and $80,041,697, respectively, in United States Treasury Bills with a maturity of 180 days or less and $2,592 and $740, respectively, of cash equivalents.

Out of the proceeds of our Offering which remained available outside of the Trust Account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000, with a prepaid balance at December 31, 2011 of $18,236. The officers and directors insurance policy was renewed for nine months, providing coverage through January 12, 2013 and then for an additional three months, providing coverage through April 12, 2013. The premiums for coverage during the periods April 13, through January 12, 2013 and January 13, 2013 through April 12, 2013 are $48,839 and $15,984, respectively. The prepaid balance as of December 31, 2012 was $1,990.

As of December 31, 2012 and 2011, we had a cash and cash equivalent balance of $411,217 and $348,373, respectively, held outside of our Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate purposes. The December 31, 2012 cash balance of $411,217 includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the Offering, 3) payment of $839,975 in operating expenditures 4) investment of $80,000,000 in the Trust Account, and 5) loans from the Sponsor and affiliates of $660,000.

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

We believe that we have sufficient funds available to complete our efforts to effect an Initial Business Combination by April 12, 2013. To meet our working capital needs, our sponsor, an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount they deem reasonable in its, his or her sole discretion. In addition, if the sponsor makes any working capital loans, it may convert $800,000 of such loans into up to an additional 1,066,667 Sponsor Warrants, at a price of $0.75 per warrant at the option of the lender; which warrants would be identical to the Sponsor Warrants. The terms of such loans, if any, have not been determined and no written agreements exist.

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

The following tables summarize the adjustments made to the previously reported December 31, 2011 balance sheet, statement of operations and statement of cash flows:

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

Going Concern Consideration

The company charter provides that the company will have until April 12, 2013 to consummate the Merger. If the company does not consummate the Merger within this period of time, it expects to (i) cease all operations except for the purpose of winding up under the terms of a plan of liquidation adopted by the board of directors, (ii) as promptly as reasonably possible, subject to lawfully available funds therefor, redeem the public shares in consideration of a per-share price, payable in cash, equal to, but in no case less than $10.00, the quotient obtained by dividing (A) the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less any interest SCG may withdraw for working capital requirements (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then outstanding public shares, which redemption will completely extinguish the rights of the company public stockholders (including the right to receive further liquidation distributions if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemptions, subject to the approval of the remaining stockholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the company’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law. This mandatory liquidation and subsequent dissolution raises doubt about the company’s ability to continue as a going concern.

If the Merger is consummated and such amount is insufficient to fund the company’s post-Merger working capital requirements, the company would need to sell debt or equity securities or borrow the funds necessary to satisfy such requirements following the consummation of the Merger. There is no assurance that such funds would be available to the company on terms favorable to the company or at all.

The company has evaluated the appropriate accounting treatment for the sponsor warrants and the company’s public warrants. As the company is not required to net-cash settle such warrants under any circumstances, including when the company is unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable requirements of FASB ASC 815, which provides guidance on identifying those contracts that should not be accounted for as derivative instruments, in accordance with FASB ASC 815. Accordingly, the company intends to classify such instruments within permanent equity as additional paid-in capital.

The company believes the purchase price of the sponsor warrants was greater than the fair value of such warrants when purchased.  Therefore, the company will not be required to incur a compensation expense in connection with the purchase by the sponsor of the sponsor warrants.

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

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on SCG’s interim financial statements.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012, due solely to the material weakness in the Company's internal control over financial reporting as described below in “Management's Report on Internal Control over Financial Reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this report present fairly in all material respects the Company's financial position, results of operations and cash flows for the period presented. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012 solely as a result of the following material weakness:

• Management has identified a material weakness in controls related to the accounting for warrants issued in connection with the Company's Initial Public Offering.

The Company's independent registered public accounting firm, Rothstein Kass, audited the Company's internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company's internal control over financial reporting, which is included in this Annual Report.

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Gregory H. Sachs	47	Chairman, Chief Executive Officer, President
Michelle Sibley	42	Chief Financial Officer, Treasurer and Secretary
Kenneth B. Leonard	49	Director
Donna Parlapiano	48	Director
Marvin Shrear	69	Director
Frederick L. White	68	Director

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

Donna Parlapiano became our director in April 2012. Ms. Parlapiano is Senior Vice President for Regional Operations and Industry Relations at AutoNation (NYSE: AN), America’s largest automotive retailer employing approximately 19,000 people at 206 dealership locations representing 244 franchises, where she joined in 1998. A nearly 25-year veteran of the automobile industry, Ms. Parlapiano’s responsibilities include dealership operations and managing relationships with automobile manufacturers. Prior to joining AutoNation, Ms. Parlapiano held finance, marketing and strategic management positions with Ford Motor Company from 1986 to 1998. In September 2010, Ms. Parlapiano was named one of the 100 most influential women in US auto industry by Automotive News. Ms. Parlapiano received a B.S. in Business Administration from Southern Colorado University in 1986 and an M.B.A. from the University of Denver in 1991. Ms. Parlapiano’s designation as a director was based upon her senior-level management experience.

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

Frederick L. White became our director in April 2012. Mr. White is the Chief Compliance Officer at Dearborn Partners, overseeing all of the legal and regulatory work. From 2002 to 2008, Mr. White served as Managing Director, General Counsel and Chief Compliance Officer of Deerfield. From 2004 to 2008, concurrent with his time at Deerfield, Mr. White was also General Counsel, Senior Vice President and Secretary of Deerfield Capital Corp., a publicly-traded real estate investment trust (NYSE: DFR) organized and managed by Deerfield. Before joining Deerfield, Mr. White practiced securities law for more than 30 years and was a partner at the firms of Drinker, Biddle, Gardner & Carton (1989 – 2002); Much, Shelist & Freed (1987 – 1989); and Kirkland & Ellis (1979 – 1987). Before private practice, Mr. White was an attorney with the Commodity Futures Trading Commission (1975 – 1979) and the Securities and Exchange Commission (1970 – 1975). Mr. White received his undergraduate degree from Cornell University in 1966 and his J.D. degree from the University of Michigan Law School in 1969. Mr. White’s designation as a director was based upon his over 40 years of financial services industry experience.

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

Board of Directors and Committees

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

The Board presently has one regular committee, the audit committee. The audit committee charter is available free of charge to any Stockholder from SCG’s corporate secretary upon written request. Requests should be addressed to Michelle Sibley, Secretary, SCG Financial Acquisition Corp., 615 North Wabash, Chicago, Illinois 60611.

During each of the years 2011 and 2012, the Board held three telephonic meetings. SCG did not have an audit committee in 2011. Each of the directors attended at least 75% of the meetings of the Board. SCG does not have a policy regarding director attendance at annual meetings of the Stockholders, but encourages the directors to attend if possible.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 9,523,810 shares of our common stock outstanding as of March XX, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
SCG Financial Holdings LLC(2)	1,523,810	15.8%
Gregory H. Sachs(2)	761,905	7.9%
Donald R. Wilson Jr.(2)	3,236,355	33.6%
Michelle Sibley (2)	20,000	*
Kenneth B. Leonard (2)	20,400	*
Donna Parlapiano	—	—
Marvin Shrear	—	—
Frederick L. White	—	—
Pine River Capital Management L.P.(3)	820,000	8.5%
Polar Securities Inc.(4)	221,205	2.3%
Fir Tree Value Master Fund, L.P. (5)	640,000	6.6%
Bulldog Investors (6)	801,400	8.3%
AQR Capital Management, LLC (7)	31,210	*%
All directors and executive officers as a group (six individuals)	762,305	7.9%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following is 615 N. Wabash Ave., Chicago, Illinois 60611.

(2)	The 1,523,810 shares of SCG Common Stock represent 100% of the shares of SCG Common Stock held by the Sponsor. The members of the Sponsor are Gregory H. Sachs Revocable Trust Dtd. April 24, 1998, the 2011 Sachs Family Trust, Kenneth Leonard, Michelle Sibley, Loren Buck, Michael Wallach and 2012 DOOH Investments LLC, an Illinois limited liability company. Indirectly, through their membership interests in the Sponsor, each of Ms. Sibley, Mr. Buck, Mr. Leonard and Mr. Wallach beneficially own 20,000 shares of SCG Common Stock and Mr. Leonard may be deemed the beneficial owner of 400 shares held directly by his children. Mr. Sachs is the sole beneficiary of the Gregory H. Sachs Revocable Trust and the children of Mr. Sachs are the beneficiaries of the 2011 Sachs Family Trust. Mr. Wilson is the manager of DOOH Investment Management LLC, the manager of DOOH. Mr. Sachs and Mr. Wilson each have voting and dispositive control of 50% of the shares of SCG Common Stock held by the Sponsor, such that each of Mr. Sachs and Mr. Wilson have voting and dispositive control over 761,905 shares of SCG Common Stock, and each of Mr. Sachs and Mr. Wilson disclaim beneficial ownership of the other shares of SCG Common Stock owned by the Sponsor. A portion of the Sponsor’s shares of SCG Common Stock in an amount equal to 3% of SCG’s issued and outstanding shares will be subject to forfeiture by the Sponsor in the event the last sale price of the SCG Common Stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of an Initial Business Combination. Additionally, DRW purchased 2,354,450 SCG Common Shares pursuant to the Equity Commitment Letter and the Assignment Agreement and was issued an additional 120,000 SCG Common Shares in consideration for such purchase by SCG. Mr. Wilson has voting and dispositive control over the DRW Shares.

46

(3)

Based on information contained in Schedule 13G filed on February 4, 2013 jointly by Brian Taylor, Pine River Capital Management L.P. and Pine River Master Fund Ltd., Brian Taylor and Pine River Capital Management L.P. share voting and dispositive power over 820,000 (8.5%) shares of SCG Common Stock of the Company and Pine River Master Fund Ltd. shares voting and dispositive power over 735,600 (7.6%) shares of SCG Common Stock. Each reporting person has an address at 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(4)	Based on information contained in Schedule 13G/A filed on February 14, 2012, Polar Securities Inc. and North Pole Capital Master Fund have shared voting power with respect to 821,205 shares of SCG Common Stock. Polar Securities, Inc. disposed of 600,000 shares of SCG Common Stock during January 2013. The address of reporting persons is 401 Bay Street, Suite 1900, P.O. Box 19, Toronto, Ontario M5H 2W4, Canada.

(5)	Based on information contained in Schedule 13G filed on April 21, 2011 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”) and Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree Value is the beneficial owner of 640,000 shares of SCG Common Stock. Fir Tree may be deemed to be the beneficial owner of 640,000 shares of SCG Common Stock as a result of being the investment manager of Fir Tree Value. The business address of Fir Tree Value is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay Box 31106, Grand Cayman KY1-1205, Cayman Islands and the business address of Fir Tree is 505 Fifth Avenue 23rd Floor, New York, New York 10017.

(6)	A Schedule 13G was filed on February 14, 2012, on behalf of Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors and Bulldog Investors has sole voting and dispositive power with respect to 603,808 shares of SCG Common Stock, and shared voting and dispositive power with respect to 197,592 shares of SCG Common Stock. The address of reporting person is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663.

(7)	Based on information contained in Schedule 13G filed on February 8, 2012, AQR Capital Management, LLC (“AQR”) has shared voting and dispositive power with respect to 767,040 shares of SCG Common Stock and serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 6.6% of the total amount reported by AQR. AQR disposed of 600,000 shares of SCG Common Stock during January 2013. Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

Changes in Control

SCG entered into an equity commitment letter agreement dated as of December 14, 2012 (as may be amended from time-to-time, the “Equity Commitment Letter”) with 2012 DOOH Investments LLC, an Illinois limited liability company and a member of the Sponsor (“DOOH”). On January 8, 2013, DOOH assigned its obligations and rights under the Equity Commitment Letter to DRW Commodities, LLC, a Delaware limited liability company and an affiliate of DOOH (“DRW”), pursuant to an Assignment and Assumption Agreement between the parties (the “Assignment Agreement”). Pursuant to the Equity Commitment Letter and the Assignment Agreement, DRW purchased 2,354,450 SCG Common Shares in privately negotiated transactions at a price per SCG Common Share that did not exceed $10.02 per SCG Common Share and was thereafter issued an additional 120,000 SCG Common Shares by SCG as consideration for such purchases. Pursuant to the Equity Commitment Letter, the Assignment Agreement and related agreements, DRW agreed not to tender the DRW Shares in the Tender Offer

Pursuant to the terms of the Merger Agreement, we have agreed to conduct a Tender Offer pursuant to Rule13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended. Through the Tender Offer our stockholders (other than DRW which has agreed not to tender its shares) will be provided with the opportunity to redeem their SCG common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

SCG’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent SCG enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, SCG requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

SCG issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes were non-interest bearing and were repaid from the proceeds of the Offering. The Company issued two $100,000 unsecured promissory notes to the Sponsor on August 15, 2012 and October 11, 2012. These notes are non-interest bearing and are payable upon the consummation of the Initial Business Combination or liquidation. Both of the $100,000 promissory notes were transferred to Gregory H. Sachs, Chief Executive Officer, on November 18, 2012. The Company issued $100,000 and $360,000 unsecured promissory notes to the Sponsor on December 5, 2012 and December 21, 2012, respectively. These notes are also non-interest bearing and payable upon the consummation of the Initial Business Combination or liquidation.

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

Additionally, DRW, an entity ultimately controlled by Donald R. Wilson, Jr., purchased 2,354,450 SCG Common Shares pursuant to the terms and conditions of the Equity Commitment Letter and the Assignment Agreement and was issued an additional 120,000 SCG Common Shares as consideration for such purchases by SCG. DRW also agreed not to tender the DRW Shares pursuant to the Offer and further waived its redemption rights in the event of SCG’s liquidation with respect to the Additional DRW Shares.

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

Item 14 . Principal Accountant Fees and Services.

The billed fees for services provided by Rothstein Kass, SCG’s principal account, for the fiscal year ended December 31, 2011 and 2012 are set forth below:

•	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass in connection with regulatory filings. SCG paid Rothstein Kass $50,000 in connection with our audited financials for the period ended April 18, 2011 and for the period from January 5, 2011 (inception) to January 28, 2011 and $24,000 for reviews of interim financial statements through September 30, 2011. SCG paid $17,500 in connection with our December 31, 2011 fiscal year-end audit SCG paid Rothstein Kass $24,000 for reviews of interim financial statements through September 30, 2012 and expects to be billed $27,500 in connection with our December 31, 2012 fiscal year-end audit of the financials and internal control over financial reporting;

•	Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Rothstein Kass during the last two fiscal years;

•	Tax Fees. SCG expects to be billed $5,000 by Rothstein Kass for tax planning and tax advice for each of the years ended December 31, 2011 and ; and

•	All other fees. SCG paid no fees to Rothstein Kass for consulting services for our due diligence review in connection with the investigation of an acquisition RMG.

Since SCG’s Audit Committee was not formed until the listing of SCG’s securities on the Nasdaq Capital Market, all services rendered prior to the formation of the Audit Committee were approved by the Board. Since the formation of the Audit Committee, and on a going-forward basis, the Audit Committee has pre-approved, and will pre-approve, all audit and permissible non-audit services to be performed for us by SCG’s independent accountant, Rothstein Kass.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm;

•	Balance Sheets as of December 31, 2012 and 2011;

•	Statements of Operations for the year ended December 31, 2012 and for the periods from January 5, 2011 (date of inception) to December 31, 2011 and 2012;
•	Statements of Changes in Stockholders’ Equity for the period from January 5, 2011 (date of inception) to December 31, 2012;

•	Statements of Cash Flows for the year ended December 31, 2012 and for the periods from January 5, 2011 (date of inception) to December 31, 2011 and 2012; and

•	Notes to Financial Statements.

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders of SCG Financial Acquisition Corp.

We have audited the accompanying balance sheets of SCG Financial Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012 and the periods from January 5, 2011 (date of inception) to December 31, 2011, as well as for the period from January 5, 2011 (date of inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCG Financial Acquisition Corp. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012 and the periods from January 5, 2011 (date of inception) to December 31 2011 and January 5, 2011 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SCG Financial Acquisition Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an adverse opinion.

/s/ Rothstein Kass

Roseland, New Jersey

March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of SCG Financial Acquisition Corp.

We have audited SCG Financial Acquisition Corp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCG Financial Acquisition Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Management has identified a material weakness in controls related to the accounting for warrants issued in connection with the Company’s Initial Public Offering. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 7, 2013 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SCG Financial Acquisition Corp. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity, and cash flows of SCG Financial Acquisition Corp, and our report dated March 7, 2013, expressed an unqualified opinion.

/s/ Rothstein Kass

Roseland, New Jersey

March 7, 2013

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
		As Restated
ASSETS
Current Assets:
Cash	$411,217	$348,373
Prepaid Expense	3,570	18,622
Total Current Assets	414,787	366,995

Noncurrent Assets:
Investments Held in Trust	80,000,537	80,037,977

Total Assets	$80,415,324	$80,404,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Expenses	$1,334,740	$176,285
Notes Payable – Sponsor	460,000	0
Notes Payable – Chief Executive Officer	200,000	0
Total Current Liabilities	1,994,740	176,285

Other Liabilities:
Deferred Underwriter's Fee	2,000,000	2,000,000
Warrant liability	3,000,000	3,600,000

Total Liabilities	6,994,740	5,776,285

Commitments and Contingencies

Common Stock, subject to possible redemption: 6,842,058 and 6,962,869 shares (at redemption value) as of December 31, 2012 and December 31, 2011, respectively	68,420,583	69,628,686

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,681,752 and 2,560,941 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively (excluding 6,842,058 and 6,962,869 shares subject to possible redemption as of December 31, 2012 and December 31, 2011, respectively)	268	256
Additional Paid-in Capital	4,999,733	4,999,745
Deficit Accumulated during Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001

Total Liabilities and Stockholders' Equity	$80,415,324	$80,404,972

The accompanying notes are an integral part of the financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	For the Period from January 5, 2011 (date of inception) to December 31, 2011	For the Period from January 5, 2011 (date of inception) To December 31, 2012
		As Restated
Revenue	$-	$-	$-

Expenses:
Due Diligence/Transaction Costs	(1,260,414)		(1,260,414)
General and Administrative	(601,275)	(400,482)	(1,001,757)

Loss from Operations	(1,861,689)	(400,482)	(2,262,171)
Interest Income	53,586	37,977	91,563
Change in fair value of warrant liability	600,000	600,000	1,200,000

Net Income (Loss) Attributable to Common Stockholders	(1,208,103)	237,495	(970,608)

Weighted Average Number of Common Shares Outstanding, excludes shares subject to possible redemption - basic and diluted	2,551,764	2,265,722	2,409,727

Basic and Diluted Net Income (Loss) per common share, excludes shares subject to possible redemption - basic and diluted	$(0.47)	$0.10	$(0.40)

The accompanying notes are an integral part of the financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to December 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount, warrant liability and Offering costs (As Restated)	8,000,000	800	73,591,191		73,591,991

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(228,571)	(23)	23

Net income attributable to common stockholders (As Restated)				237,495	237,495

Sale of private placement warrants
On April 12, 2011			3,000,000		3,000,000

Net proceeds subject to possible redemption of 6,962,869 shares at redemption value (As Restated)	(6,962,869)	(696)	(71,616,294)	(237,495)	(71,854,485)

Balance at December 31, 2011(As Restated)	2,560,941	$256	$4,999,745	$-	$5,000,001

Change in shares subject to possible redemption to 6,842,058 common shares at redemption value	120,811	12	(12)	1,208,103	1,208,103

Net loss attributable to common shares not subject to possible redemption				(1,208,103)	(1,208,103)

Balance, December 31, 2012	2,681,752	$268	$4,999,733	$-	$5,000,001

The accompanying notes are an integral part of the financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	January 5, 2011 (date of inception) to December 31, 2011	January 5, 2011 (date of inception) to December 31, 2012
		As Restated
Cash Flows from Operating Activities
Net Income (Loss)	$(1,208,103)	$237,495	$(970,608)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(600,000)	(600,000)	$(1,200,000)
Changes in operating assets and liabilites:
(Increase) decrease in accrued interest income	37,416	(37,977)	(561)
(Increase) decrease in prepaid expenses	15,050	(18,622)	(3,570)
Increase in accrued expenses	1,158,481	176,285	1,334,764

Net cash used in operating activities	(597,156)	(242,819)	(839,975)

Cash Flows from Investing Activities
Investments held in Trust Account	-	(80,000,000)	(80,000,000)

Cash Flows from Financing Activities
Proceeds from public Offering, net of underwriting discount		78,000,000	78,000,000
Proceeds from issuance of warrants		3,000,000	3,000,000
Proceeds from notes payable, Sponsor	460,000	175,000	375,000
Proceeds from notes payable, Chief Executive Officer	200,000		460,000
Proceeds from issuance of stock to initial investor		25,000	25,000
Payment of note payable, stockholder		(175,000)	(175,000)
Payment of Offering costs		(433,808)	(433,808)

Net cash provided by financing activities	660,000	80,591,192	81,251,192

Net increase in cash	62,844	348,373	411,217

Cash at beginning of the period	348,373	-	-

Cash at end of the period	$411,217	$348,373	$411,217

Supplemental disclosure of non-cash financing activities: Deferred underwriter’s fee	$-	$2,000,000	$2,000,000

Notes payable transferred to Chief Executive Officer	$200,000	$-	$200,000
Adjustment for warrant liability in connection with the public offering	$-	$4,200,000	$4,200,000

The accompanying notes are an integral part of the financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCG Financial Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Initial Business Combination”). The Company has neither engaged in any operations nor generated any income, other than interest on the Trust Account assets (the “Trust Account”). The Company is focused on identifying a prospective target business or asset with which to consummate an Initial Business Combination. The Company is considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end. All activity through December 31, 2012 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

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

On May 2, 2012, the Company’s common stock commenced trading on The Nasdaq Capital Market (“Nasdaq”), under the symbol “SCGQ”. Prior to May 2, 2012, the common stock was quoted on the Over-the-Counter Bulletin Board quotation system under the same symbol. The warrants and units continue to be quoted on the Over-the-Counter Bulletin Board quotation system under the symbols SCGW and SCGU, respectively.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

The Company has identified two Initial Business Combination candidates, Reach Media Group Holdings, Inc. (“RMG”) and Symon Communications, Inc. (“Symon”). On November 20, 2012 and December 7, 2012, the Company entered into non-binding letter of intents with RMG and Symon, respectively. On December 19, 2012, the Company held a special meeting of stockholders, during which the shareholders approved extending the date by which the Company must either consummate a business combination or commence proceedings to dissolve and liquidate from January 12, 2013 to April 12, 2013 (see Note J).

On November 11, 2012, 50% of the equity interests of Sponsor was transferred to 2012 DOOH Investments LLC (“DOOH”), an entity controlled by Donald R. Wilson, Jr. The Company and DOOH entered into an equity commitment letter agreement on December 14, 2012 whereby DOOH agreed to purchase, from the Company and/or in the open market or through privately negotiated transactions, an aggregate of two million three hundred fifty thousand (2,350,000) shares of common stock of the Company. Pursuant to this agreement, after the stock has been acquired, the Company will issue 120,000 shares of common stock as compensation. As of December 31, 2012, the common stock had not been acquired.

Going Concern Consideration

The Company’s Sponsor, officers and directors have agreed that the Company will have until April 12, 2013 to consummate an Initial Business Combination due to the approval of at least 65% of the holders of the Company’s common stock. The Company has obtained the necessary shareholder approval to extend the timeframe to consummate an Initial Business Combination until April 12, 2013. If the Company does not consummate an Initial Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up, (ii) redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including a portion of the interest earned thereon which was not previously used for working capital (less up to $100,000 of such net interest to pay dissolution expenses), but net of any taxes (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2012, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through December 31, 2012 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate an Initial Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.  At December 31, 2012, the Company had outstanding warrants to purchase 12,000,000 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warrant Liability

The Company accounts for the 12,000,000 warrants issued in connection with the Offering (8,000,000) and Private Placement (4,000,000) in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of warrants issued by the Company in connection the Offering and Private Placement of securities has been estimated using the warrants quoted market price.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. During the year ended December 31, 2012 and the period from January 5, 2011 (date of inception) to December 31, 2011, changes from the initial redemption value were ($1,208,103) and $237,495, respectively, while changes from the initial number of shares subject to redemption were (120,811) and 23,750, respectively. Changes in redemption value and amounts are primarily due to the net income (loss) of the Company. Accordingly, at December 31, 2012 and December 31, 2011, 6,842,058 and 6,962,869 public shares, respectively, are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 per share at December 31, 2012 and 2011).

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

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities held in Trust Account (continued)

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

Income tax

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standards Codification 740, or FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a full valuation allowance as of December 31, 2012 and December 31, 2011 of $330,000 and $60,000, respectively. The deferred tax asset is comprised of expenses non-deductible in the development stage

There were no unrecognized tax benefits as of December 31, 2012. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2012. The Company is not currently aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended December 31, 2012.

The Company is subject to income tax examinations by major taxing authorities and has been since its inception. The Company is incorporated in the state of Delaware and is therefore required to pay franchise taxes to the state of Delaware on an annual basis.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accrued expense

The Company is required to estimate certain expenses as of the balance sheet date and make appropriate accruals based on the these estimates. The following table sets forth the accrued expense breakdown as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011

Accrued Delaware franchise tax	$354,020	$152,384
Accrued professional fees	980,720	23,901

Total accrued expenses	$1,334,740	$176,285

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

The following tables summarize the adjustments made to the previously reported December 31, 2011 balance sheet, statement of operations and statement of cash flow:

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

NOTE E - WARRANT LIABILITY

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire five years after the date of the Company's initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $3,000,000 and $3,600,000 as of December 31, 2012 and 2011, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

NOTE F—RELATED PARTY TRANSACTIONS

The Company issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes were non-interest bearing and were payable on the earlier of December 30, 2011 or the consummation of the Offering. The notes were repaid from the proceeds of the Company’s Offering. The Company issued two $100,000 unsecured promissory notes to the Sponsor on August 15, 2012 and October 11, 2012. These notes are non-interest bearing and are payable upon the consummation of the Initial Business Combination or liquidation. Both of the $100,000 promissory notes were transferred to Gregory H. Sachs, Chief Executive Officer, on November 18, 2012. The Company issued $100,000 and $360,000 unsecured promissory notes to the Sponsor on December 5, 2012 and December 21, 2012, respectively. These notes are also non-interest bearing and payable upon the consummation of the Initial Business Combination or liquidation.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE F—RELATED PARTY TRANSACTIONS (continued)

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

The Company has entered into an Administrative Services Agreement, effective as of April 12, 2011, with Sachs Capital Group, LP, an affiliate of the Sponsor, for an estimated aggregate monthly fee of $7,500 for office space and secretarial and administrative services, with up to an additional $7,500 for other operating expenses incurred by the Sponsor on behalf of the Company. This agreement will expire upon the earlier of (a) the successful completion of our Company’s Initial Business Combination or (b) April 12, 2013. The Company has incurred $90,000 and $60,000 under this arrangement for the years ended December 31, 2012 and 2011, respectively.

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

NOTE G—COMMITMENTS AND CONTINGENCIES

In conjunction with the Offering on April 18, 2011, the Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover the over-allotment at the Offering price less the underwriting discounts and commissions.  This option expired unexercised on June 2, 2011.

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its Initial Business Combination. Such contingent fee is reflected as deferred underwriter’s fee of $2,000,000 on the accompanying December 31, 2012 and 2011 balance sheets.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

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

Investment securities in the Company’s Trust Account, at fair value, consist of $79,999,200 and $80,041,697 in United States Treasury Bills and $2,592 and $740 of cash equivalents as of December 31, 2012 and December 31, 2011, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2012 and December 31, 2011 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Loss)	Fair Value
Held-to-maturity:
U.S. Treasury Securities – December 31, 2012	$79,997,945	$1,255	$79,999,200
U.S. Treasury Securities – December 31, 2011	$80,037,237	$4,460	$80,041,697

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

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE I—FAIR VALUE MEASUREMENTS (continued)

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2012 and 2011.

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

Warrant Liability

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during 2012 and 2011. There are no assets written down to fair value on non-recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account: December 31, 2012	$79,999,200	$79,999,200	—	—
December 31, 2011	$80,041,697	$80,041,697	—	—
Liabilities:
Warrant Liability:
December 31, 2012	$3,000,000	—	$3,000,000	—
December 31, 2011	$3,600,000	—	$3,600,000	—

NOTE J—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2012, the Company has not issued any shares of preferred stock.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE K – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations of the Company for the year ended December 31, 2012 and the period from January 5, 2011 (date of inception) to December 31, 2011. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes included above. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net income (loss) attributable to common stockholders	$369,140	$(15,640)	$504,892	$(2,066,495)

Basic and diluted net income (loss) per common share, excludes shares subject to possible redemption – basic and diluted	$0.15	$(0.01)	$0.20	$(0.81)

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net income (loss) attributable to common stockholders	$-	$(111,187)	$(101,992)	$450,674

Basic and diluted net income (loss) per common share, excludes shares subject to possible redemption – basic and diluted	$-	$(0.04)	$(0.04)	$0.18

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to December 31, 2012

NOTE L -- SUBSEQUENT EVENTS

The Company issued a $150,000 unsecured promissory note to the Sponsor on January 11, 2013. This note is non-interest bearing and is payable upon the consummation of the Initial Business Combination or liquidation.

On January 11, 2013, the Company entered into an Agreement and Plan of Merger with RMG (“Merger Agreement”), whereby the Company will merge with and into RMG. In connection with the Merger, RMG’s stockholders will receive an aggregate of (i) 400,000 Company common shares, and (ii) $10,000 in cash, to be deposited into an escrow account. Additionally, the Company will pay, on behalf of RMG and its subsidiaries, all indebtedness of RMG Networks, Inc., a Delaware corporation and a wholly-owned subsidiary of RMG, equal to $23,500,000. Pursuant to the Merger Agreement, the Company will conduct a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act (the “Tender Offer”). Through the Tender Offer, the Company’s stockholders will be provided with the opportunity to redeem their common shares at a purchase price of $10.00 per share, net to the seller in cash, without interest, upon the consummation of the Merger.

On February 11, 2013, the Company announced its intent to commence the Tender Offer to purchase all of the issued and outstanding SCG common shares pursuant to Rule13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended.

On February 7, 2013, an Amendment to the Underwriting Agreement by and between SCG Financial Acquisition Corp. and Lazard Capital Markets LLC was executed, whereby the deferred underwriting commission was reduced from $2,000,000 to $500,000.

On February 5, 2013, the Company engaged an investment bank in connection with the possible acquisition or purchase by the Company of RMG and Symon Communications, Inc. For each transaction, a fee of $750,000 is payable upon consummation thereof, for a maximum fee of $1,500,000, plus expenses.

On March 1, 2013, the Company, Symon Holdings Corporation (“Symon”), and Golden Gate Capital Investment Fund II, L.P., a Delaware limited partnership, solely in its capacity as securityholders’ representative (the “Securityholders’ Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, a subsidiary of the Company (“Merger Sub”) will merge with and into Symon, following which the separate corporate existence of Merger Sub will cease and Symon will continue its existence under the laws of the State of Delaware as the surviving corporation (the “Surviving Corporation”) and an indirect wholly-owned subsidiary of SCG (collectively, the “Merger”). In connection with the Merger, Symon’s stockholders will receive an aggregate of $45 million, minus (i) the amount of any indebtedness of Symon and its subsidiaries as of the date (the “Closing Date”) of the closing of the Merger (the “Closing”), which indebtedness will be repaid in full by SCG on the Closing Date, (ii) the amount, if any, by which the expenses of Symon and its subsidiaries and security holders in connection with the transactions contemplated by the Merger Agreement (the “Transaction Expenses”) exceed $2 million, and (iii) $250,000, which amount will be paid by SCG to the Securityholders’ Representative on the Closing Date to be held in trust as a source of reimbursement for costs and expenses incurred by the Securityholders’ Representative in such capacity (the “Expense Fund”). Pursuant to the Merger Agreement, SCG is required to pay, on the Closing Date, the Transaction Expenses.

On March 1, 2013, SCG entered into a financing commitment with the Donald R. Wilson, Jr. 2002 Trust (the "Trust"), whereby the Trust has provided a standby credit facility up to the aggregate amount of i) SCG's obligations under the Merger Agreement with Symon and ii) all out-of-pocket fees, expenses, and other amounts payable by SCG under or in connection with the Merger Agreement with Symon. Such amount will be reduced by the aggregate amount of cash available to SCG as of the closing date of the merger from cash on hand, cash from SCG's Public Shares, and net cash proceeds from any alternative debt financing. The fixed rate of interest for the first twelve months is 15% per annum, 5% of which will be payment-in-kind and added each month to the principal balance. In exchange for the financing commitment, the Trust will receive 100,000 shares of SCG Common Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2013

SCG Financial Acquisition Corp.

By:	/s/ Gregory H. Sachs
Name: Gregory H. Sachs
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregory H. Sachs	Chairman of the Board of Directors, President	March 14, 2013
Gregory H. Sachs	Chief Executive Officer
(Principal Executive Officer)

/s/ Michelle Sibley	Chief Financial Officer, Treasurer and Secretary	March 14, 2013
Michelle Sibley	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Kenneth B. Leonard	Director	March 14, 2013
Kenneth B. Leonard

/s/ Donna Parlapiano	Director	March 14, 2013
Donna Parlapiano

/s/ Marvin Shrear	Director	March 14, 2013
Marvin Shrear

/s/ Frederick L. White	Director	March 14, 2013
Frederick L. White

52

INDEX TO EXHIBITS

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov .

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2011 (1)

3.2	By-laws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen common stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (1)

10.1	Promissory Note, dated January 28, 2011, issued to SCG Financial Holdings LLC (2)

10.2	Form of Letter Agreement between the Registrant and SCG Financial Holdings LLC (2)

10.3	Form of Letter Agreement between the Registrant and certain directors and officers of the Registrant (2)

10.4	Investment Management Trust Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (1)

10.5	Administrative Services Agreement dated April 12, 2011 by and between SCG Financial Acquisition Corp. and Sachs Capital Group LP (1)

10.6	Registration Rights Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (1)

10.7	Securities Purchase Agreement, dated January 28, 2011, between the Registrant SCG Financial Holdings LLC (2)

10.8	Warrant Subscription Agreement, dated January 28, 2011, between the Registrant and SCG Financial Holdings LLC (2)

10.9	Form of Indemnity Agreement (2)

10.10	Promissory Note, dated February 9, 2011, issued to SCG Financial Holdings LLC (2)

53

10.11	Amendment No. 1 to Warrant Subscription Agreement, dated March 4, 2011, between the Registrant and SCG Financial Holdings LLC(2)

10.12	Amendment No. 2 to the Warrant Subscription Agreement, dated April 12, 2011, by and among SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (1)

10.13	Letter Agreement dated April 12, 2011 by and among SCG Financial Acquisition Corp., SCG Financial Holdings LLC, Gregory H. Sachs and the members of SCG Financial Holdings LLC (2)

10.14	Underwriting Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Lazard Capital Markets LLC, as representative of the underwriters (1)

10.15	Equity Commitment Letter Agreement by and between SCG Financial Acquisition Corp. and 2012 DOOH Investments LLC (3)

14.1	Code of Conduct (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 18, 2011.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 8, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 14, 2012.
*

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

54