Form 10-Q
period 2013-03-31
SCG Financial Acquisition Corp.
filed 2013-05-15
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 000-54339

SCG FINANCIAL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4452594
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 North Central Expressway, Suite 175 Plano, TX	75074
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(972) 543-9300

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

As of May 15, 2013, the registrant had 6,285,583 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$100,155	$411,217
Prepaid Lender Fees	350,000
Prepaid Expense	3,755	3,570
Total Current Assets	453,910	414,787

Noncurrent Assets:
Investments Held in Trust Account	80,010,531	80,000,537

Total Assets	$80,464,441	$80,415,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,466,411	$1,334,740
Notes Payable, Chief Executive Officer	200,000	200,000
Notes Payable, Sponsor	1,095,000	460,000
Total Current Liabilities	2,761,411	1,994,740

Other Liabilities:
Warrant Liability	4,440,000	3,000,000
Deferred Underwriter's Fee	500,000	2,000,000

Total Liabilities	7,701,411	6,994,740

Commitments and Contingencies

Common Stock, subject to possible redemption: 6,776,303 and 6,842,058 shares (at redemption value) as of March 31, 2013 and December 31, 2012, respectively.	67,763,029	68,420,583

Stockholders' Equity

Common Stock, $.0001 par value, 250,000,000 shares authorized; 2,867,507 and 2,681,752 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively (excluding 6,776,303 and 6,842,058 shares subject to possible redemption as of March 31, 2013 and December 31, 2012, respectively)	287	268
Additional Paid-in Capital	4,999,714	4,999,733
Deficit Accumulated during Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001

Total Liabilities and Stockholders' Equity	$80,464,441	$80,415,324

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	For the Period from January 5, 2011 (date of inception) To March 31, 2013

Revenue	$-	$-	$-

Expenses:
Due Diligence/Transaction Costs	(494,262)	(97,584)	(1,754,676)
Stock Compensation	(1,200,000)	-	(1,200,000)
General and Administrative	(233,286)	(140,639)	(1,235,042)

Loss from Operations	(1,927,548)	(238,223)	(4,189,718)
Change in Fair Value of Warrant Liability	(1,440,000)	600,000	(240,000)
Interest Income	9,993	7,363	101,556

Net Income (Loss) Attributable to Common Stockholders	$(3,357,555)	$369,140	$(4,328,162)

Weighted Average Number of Common Shares Outstanding, excludes shares subject to possible redemption - basic and diluted	2,789,077	2,524,027	2,428,382

Basic and Diluted Net Income (Loss) per common share, excludes shares subject to possible redemption - basic and diluted	$(1.20)	$0.15	$(1.78)

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 28, 2011	1,752,381	$175	$24,825	$-	$25,000

Sale of 8,000,000 units on April 18, 2011, net of underwriters' discount and offering costs	8,000,000	800	73,591,191		73,591,991

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(228,571)	(23)	23

Net income attributable to common stockholders				237,495	237,495

Sale of private placement warrants
On April 12, 2011			3,000,000		3,000,000

Net proceeds subject to possible redemption of 7,322,869 shares at redemption value	(6,962,869)	(696)	(71,616,294)	(237,495)	(71,854,485)

Balance at December 31, 2011	2,560,941	$256	$4,999,745	$-	$5,000,001

Change in shares subject to possible redemption to 6,842,058 common shares at redemption value	120,811	12	(12)	1,208,103	1,208,103

Net loss attributable to common shares not subject to possible redemption				(1,208,103)	(1,208,103)

Balance, December 31, 2012	2,681,752	$268	$4,999,733	$-	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements.

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited) - CONTINUED

				Deficit
				Accumulated
	Common Stock			During Development	Total Stockholders’
	Shares	Amount $.0001 Par	Additional Paid-in Capital	Stage	Equity

Balance at December 31, 2012	2,681,752	$268	$4,999,733	$-	$5,000,001

Issuance of 120,000 shares on February 8, 2013	120,000	12	1,199,988		1,200,000

Net loss attributable to common shares not subject to possible redemption				(3,357,555)	(3,357,555)

Reduction of deferred underwriter’s fee			1,500,000		1,500,000

Change in shares subject to possible redemption to 6,776,303 common shares at redemption value	65,755	7	(2,700,007)	3,357,555	657,555

Balance, March 31, 2013 (Unaudited)	2,867,507	$287	$4,999,714	$-	$5,000,001

SCG FINANCIAL ACQUISITION CORP.

(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	For the Period from January 5, 2011 (date of inception) to March 31, 2013

Cash Flows from Operating Activities
Net Income (Loss)	$(3,357,555)	$369,140	$(4,328,162)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Change in fair value of warrant liability	1,440,000	(600,000)	240,000
Non-cash expense for stock compensation	1,200,000		1,200,000
Changes in Operating Assets and Liabilities
(Increase) in accrued interest income	(9,994)	(7,363)	(10,532)
(Increase) decrease in prepaid expenses	(185)	13,877	(3,755)
Increase in prepaid lender fees	(350,000)		(350,000)
Increase in accrued expenses	131,672	98,572	1,466,412
Net cash used in operating activities	(946,062)	(125,774)	(1,786,037)

Cash Flows from Investing Activities
Investments held in Trust Account	-		(80,000,000)

Cash Flows from Financing Activities
Proceeds from public offering, net of underwriting discount			78,000,000
Proceeds from issuance of warrants			3,000,000
Proceeds from notes payable, Sponsor	635,000		1,270,000
Proceeds from notes payable, Chief Executive Officer			200,000
Proceeds from issuance of stock to initial investor			25,000
Payment of note payable, Sponsor			(175,000)
Payment of offering costs			(433,808)

Net cash provided by financing activities	635,000		81,886,192

Net increase (decrease) in cash	(311,062)	(125,774)	100,155

Cash at beginning of the period	411,217	348,373	-

Cash at end of the period	$100,155	$222,599	$100,155

Supplemental disclosure of non-cash financing activities:
Deferred underwriter’s fee	$(1,500,000)	$-	$500,000

The accompanying notes are an integral part of the unaudited financial statements.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

( Unaudited )

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SCG Financial Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company had not yet identified (“Initial Business Combination”). As of March 31, 2013, he Company had neither engaged in any operations nor generated any income, other than interest on the trust account assets (the “Trust Account”). As of March 31, 2013, the Company was considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

All activity through March 31, 2013 relates to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

The registration statement for the Offering was declared effective April 8, 2011. The Company consummated the Offering on April 18, 2011 and received net proceeds of approximately $82,566,000, before deducting underwriting compensation of $4,000,000 (which includes $2,000,000 of deferred contingent underwriting compensation originally payable upon consummation of an Initial Business Combination, which amount was reduced to $500,000 in April 2013) and includes $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the “Sponsor”). Total offering costs (excluding $2,000,000 in underwriting fees, which was subsequently reduced to $500,000) was $433,808.

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

Total gross proceeds to the Company from the 8,000,000 units sold in the offering was $80,000,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating an Initial Business Combination.

On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that was placed in a trust account (“Trust Account”) was invested, as provided in the Company’s registration statement. The Company was permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Trust Account assets were to be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account as described below.

On May 2, 2012, the Company’s common stock commenced trading on The Nasdaq Capital Market (“Nasdaq”), under the symbol “SCGQ”. Prior to May 2, 2012, the common stock was quoted on the Over-the-Counter Bulletin Board quotation system under the same symbol. The warrants and units continue to be quoted on the Over-the-Counter Bulletin Board quotation system under the symbols SCGQW and SCGQU, respectively.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

On January 11, 2013, the Company entered into an Agreement and Plan of Merger (the “RMG Merger Agreement”) with Reach Media Group Holdings, Inc. (“RMG”), pursuant to which the Company acquired RMG as its Initial Business Combination, effective April 8, 2013. Pursuant to the RMG Merger Agreement, the Company conducted a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act (the “Tender Offer”). See Note J – Subsequent Events.

On March 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Symon Merger Agreement”) with Symon Holdings Corporation (“Symon”), pursuant to which the Company acquired Symon, effective April 19, 2013. See Note J – Subsequent Events.

The Company formed SCG Financial Merger II Corp. and SCG Financial Merger III Corp. for the purposes of its business combinations with RMG and Symon on January 10, 2013 and February 27, 2013, respectively. These subsidiaries were inactive during the period ended March 31, 2013.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on March 14, 2013. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012 and the period from January 5, 2011 (date of inception) to March 31, 2013. The balance sheet as of December 31, 2012, as presented herein, was derived from the Company’s audited financial statements as reported in previous filings with the SEC. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2013, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through March 31, 2013 relates to the Company’s formation, the Offering and the investigation of prospective target businesses with which to consummate an Initial Business Combination.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

Restricted cash equivalents held in the Trust Account

The amounts held in the Trust Account represented substantially all of the proceeds of the Offering and were classified as restricted assets since such amounts could only be used by the Company in connection with the consummation of an Initial Business Combination. As of March 31, 2013, the funds held in the Trust Account were invested primarily in United States Treasury Securities.

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

Redeemable common stock

The 8,000,000 common shares sold as part of the Offering contain a redemption feature which allowed for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company does not specify a maximum redemption threshold, its Charter provides that in no event will it redeem any of its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead would have been entitled to search for an alternate Initial Business Combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. During the three months ended March 31, 2013 and period from January 5, 2011 (date of inception) to December 31, 2012, changes from the initial redemption value were $657,555 and $68,420,583, respectively, while changes from the initial number of shares subject to redemption were 65,755 and 6,842,058, respectively. Changes in redemption value and amounts are primarily due to the net income of the Company. Accordingly, at March 31, 2013 and December 31, 2012, 6,776,303 and 6,842,058 public shares, respectively, are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 per share at March 31, 2013).

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

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

Equity-based payments to non-employees

The Company complies with the accounting and reporting requirements of FASB ASC 505-50 “Equity-Based Payments to Non-Employees” which require companies to record compensation expense for transactions that involve the issuance of equity instruments in exchange for goods or services with non-employees. The amount of the compensation expense is based on the estimated fair value of the awards of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the three month period ended March 31, 2013, the Company issued 120,000 shares of common stock to DRW Commodities, LLC (“DRW”), as assignee of 2012 DOOH Investments LLC (“DOOH”), an entity controlled by Donald R. Wilson, Jr., pursuant to the terms of an equity commitment letter entered into in December 2012 between the Company and DOOH (and subsequently assigned to DRW), pursuant to which DRW agreed to purchase from the Company and/or in the open market or through privately negotiated transactions, an aggregate of two million three hundred fifty thousand (2,350,000) shares of common stock of the Company.  DRW agreed not to redeem its shares from the Trust prior to the consummation of the Company’s contemplated business combinations.

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

There were no unrecognized tax benefits as of March 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2013. The Company is not currently aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended March 31, 2013.

The Company is subject to income tax examinations by major taxing authorities and has been since its inception. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently issued accounting standards

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material impact on its financial position and results of operations.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

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

NOTE D - WARRANT LIABILITY

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire five years after the date of the Company's initial business combination. The warrants issued contain a restructuring price adjustment provision in the event of Applicable Event. The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. Management used the quoted market price for the valuation of the warrants to determine the warrant liability to be $4,440,000 and $3,000,000 as of March 31, 2013 and December 31, 2012, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued $75,000 and $100,000 unsecured promissory notes to the Sponsor on January 28, 2011 and February 9, 2011, respectively. The notes were non-interest bearing and were payable on the earlier of December 30, 2011 or the consummation of the Offering. The notes were repaid from the proceeds of the Company’s Offering. The Company issued two $100,000 unsecured promissory notes to the Sponsor on August 15, 2012 and October 11, 2012. These notes are non-interest bearing and are payable upon the consummation of the Initial Business Combination or liquidation. Both of the $100,000 promissory notes were transferred to Gregory H. Sachs, Chief Executive Officer, on November 18, 2012. The Company issued $100,000, $360,000, $150,000, $50,000 and $435,000 unsecured promissory notes to the Sponsor on

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

December 5, 2012, December 21, 2012, January 11, 2013, March 13, 2013 and March 28, 2013, respectively. These notes are also non-interest bearing and were payable upon the consummation of the Initial Business Combination or liquidation.

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

The Sponsor purchased, in a private placement, 4,000,000 warrants (the “Sponsor Warrants”) prior to the Offering at a price of $0.75 per warrant (an aggregate purchase price of $3,000,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such Sponsor Warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable initial public offerings by previous blank check companies. The Sponsor has agreed that the Sponsor Warrants will not be sold or transferred until 30 days following consummation of an Initial Business Combination, subject to certain limited exceptions. The Sponsor Warrants are accounted for in accordance with ASC 480-10-S99.

The Company entered into an Administrative Services Agreement, effective as of April 12, 2011, with Sachs Capital Group, LP, an affiliate of the Sponsor, for an estimated aggregate monthly fee of $7,500 for office space and secretarial and administrative services, with up to an additional $7,500 for other operating expenses incurred by the Sponsor on behalf of the Company. The Company has paid Sachs Capital Group, L.P. $172,500 under this agreement. This agreement was to expire upon the earlier of: (a) the successful completion of our Company’s Initial Business Combination, (b) January 12, 2013 (plus one 3 month extension subject to (i) a signed letter of intent and (ii) approval of at least 65% of the holders of the Company’s common stock), or (c) the date on which the Company is dissolved and liquidated. This agreement terminated upon the consummation of the Initial Business Combination on April 9, 2013 and through the date of this report, the additional $7,500 has not been paid to Sachs Capital Group LP.

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

NOTE F—COMMITMENTS AND CONTINGENCIES

In conjunction with the Offering on April 18, 2011, the Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover the over-allotment at the initial offering price less the underwriting discounts and commissions.  This option expired unexercised on June 2, 2011.

A contingent fee payable to the underwriters of the Offering equal to 2.50% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the Trust Account solely in the event the Company consummates its Initial Business Combination. On February 7, 2013, an Amendment to the Underwriting Agreement by and between the Company and the underwriter was executed, whereby the deferred underwriting commission was reduced from $2,000,000 to $500,000.

On February 5, 2013, the Company engaged an investment bank in connection with the possible acquisition or purchase by the Company of RMG and Symon. For each transaction, a fee of $750,000 would be payable upon consummation thereof, for a maximum fee of $1,500,000, plus expenses.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

NOTE G—INVESTMENT IN TRUST ACCOUNT

On April 27, 2011, $80,000,000 from the Offering and the sale of the Sponsor Warrants that was placed in a Trust Account was invested, as provided in the Company’s registration statement.  The Company was permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the 1940 Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  The Trust Account assets were to be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

Investment securities in the Company’s Trust Account consist of $80,000,000 and $79,999,200 in United States Treasury Bills and $10,661 and $2,592 of cash equivalents as of March 31, 2013 and December 31, 2012, respectively. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2013 and December 31, 2012 are as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Loss)	Fair Value
Held-to-maturity:
U.S. Treasury Securities – March 31, 2013	$79,999,870	$130	$80,000,000
U.S. Treasury Securities – December 31, 2012	$79,997,945	$1,255	$79,999,200

NOTE H—FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC 820, “Fair Value Measurements” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of FASB ASC 820 did not have an impact on the Company’s financial position or results of operations.

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2013 and December 31, 2012.

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

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

Warrant Liability

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the three month period ended March 31, 2013 or the year ended December 31, 2012. There are no assets written down to fair value on non-recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account: March 31, 2013	$80,000,000	$80,000,000	—	—
December 31, 2012	$79,999,200	$79,999,200	—	—
Liabilities:
Warrant Liability:
March 31, 2013	$4,440,000	—	$4,440,000	—
December 31, 2012	$3,000,000	—	$3,000,000	—

NOTE I—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2013, the Company has not issued any shares of preferred stock.

NOTE J—SUBSEQUENT EVENTS

On April 8, 2013, the Company consummated its acquisition of RMG pursuant to the RMG Merger Agreement, among the Company, SCG Financial Merger II Corp., a Delaware corporation and an indirect subsidiary of SCG (“RMG Merger Sub”), RMG, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as Stockholder Representative (the “Stockholder Representative”). Pursuant to the terms of the RMG Merger Agreement, at the closing RMG was merged with and into RMG Merger Sub (the “RMG Merger”), with RMG continuing as the surviving corporation. As a result of the RMG Merger, RMG became a wholly-owned, indirect subsidiary of the Company. In connection with the RMG Merger, RMG’s former stockholders became entitled to receive (i) 400,001 shares of the Company’s common stock, of which 300,000 shares were deposited in an escrow account, (ii) $10,000 in cash, payable pro rata to the former holders of RMG’s Series C Preferred Stock, and (iii) $10,000 in cash, all of which was deposited in an escrow account to be used to reimburse the Stockholder Representative for any losses the Stockholder Representative might incur pursuant to the terms and conditions of the RMG Merger Agreement. Additionally, at the closing of the RMG Merger, the Company paid, on behalf of RMG and its subsidiaries, all indebtedness of RMG Networks, Inc., a Delaware corporation and a wholly-owned subsidiary of RMG. The aggregate amount of indebtedness repaid was equal to $23,500,000 (consisting of $21,000,000 in cash and 250,000 shares of the Company’s common stock).

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

In connection with the RMG Merger, the Company provided its stockholders with the opportunity to redeem their shares of common stock for cash equal to $10.00 per share, upon the consummation of the RMG Merger, pursuant to the Tender Offer. The Tender Offer expired at 5:00 p.m. Eastern Time on April 5, 2013, and the Company promptly purchased the 4,551,228 shares of common stock validly tendered and not withdrawn pursuant to the Tender Offer, for an aggregate purchase price of approximately $45.5 million.

On April 8, 2013, the Company issued to each of Donald R. Wilson, Jr. and Gregory H. Sachs warrants exercisable for 533,333 shares of the Company’s common stock (the “Note Conversion Warrants”). The Note Conversion Warrants were issued upon the conversion by each of Mr. Wilson and Mr. Sachs of a Promissory Note issued by the Company to the Sponsor in the aggregate principal amount of $800,000, which Promissory Note was subsequently assigned by the Sponsor to Mr. Wilson and Mr. Sachs in the aggregate principal amount of $400,000 each. The conversion price of the Promissory Notes was $0.75 per Note Conversion Warrant. The Company also repaid the remaining Promissory Notes issued by the Company to (i) the Sponsor in an aggregate principal amount of $295,000 and (ii) Mr. Sachs in an aggregate principal amount of $200,000, which Promissory Note had originally been issued by the Company to the Sponsor and was subsequently assigned to Mr. Sachs.

On April 19, 2013, the Company consummated its acquisition of Symon pursuant to the Symon Merger Agreement among the Company, SCG Financial Merger III Corp., a Delaware corporation and an indirect wholly-owned Subsidiary of SCG (“Symon Merger Sub”), Symon and Golden Gate Capital Investment Fund II, L.P., a Delaware limited partnership, solely in its capacity as securityholders’ representative (the “Securityholders’ Representative”). Pursuant to the terms of the Symon Merger Agreement, at the closing Symon Merger Sub was merged with and into Symon (the “Symon Merger”), with Symon continuing as the surviving corporation. As a result of the Symon Merger, Symon became a wholly-owned subsidiary of the Company. In connection with the Symon Merger, Symon’s stockholders received an aggregate of $45 million, minus (i) the amount of any indebtedness of Symon and its subsidiaries as of the date, which indebtedness was repaid in full by us at the closing, (ii) $1,523,251, representing the amount by which the expenses of Symon and its subsidiaries and securityholders in connection with the transactions contemplated by the Symon Merger Agreement exceeded the permitted transaction-related costs of $2 million, and (iii) $250,000, which amount was paid to the Securityholders’ Representative to be held in trust as a source of reimbursement for costs and expenses incurred by the Securityholders’ Representative in such capacity. At the closing, the Company also paid the expenses of Symon and its subsidiaries and securityholders incurred in connection with the transactions contemplated by the Symon Merger Agreement.

On April 19, 2013, the Company entered into a Credit Agreement by and among the Company and certain of its direct and indirect domestic subsidiaries party thereto from time to time as borrowers (the “Borrowers”), certain of the Company’s direct and indirect domestic subsidiaries party thereto from time to time as guarantors (the “Guarantors” and, together with the Borrowers, collectively, the “Loan Parties”), the financial institutions from time to time party thereto as lenders (the “Senior Lenders”), Kayne Anderson Credit Advisors, LLC, as administrative agent (the “Senior Administrative Agent”), and Comvest Capital II, L.P., as Documentation Agent (the “Senior Credit Agreement”). The Senior Credit Agreement provides for a five-year $24 million senior secured term loan facility (the “Senior Credit Facility”), which was funded in full on April 19, 2013. The Senior Credit Facility is guaranteed jointly and severally by the Guarantors, and is secured by a first-priority security interest in substantially all of the existing and future assets of the Loan Parties (the “Collateral”).

The Senior Credit Facility will bear interest at a rate per annum equal to the Base Rate plus 7.25% or the LIBOR Rate plus 8.5%, at the election of the Borrowers. If an event of default has occurred and is continuing under the Senior Credit Agreement, the interest rate applicable to borrowings under the Senior Credit Agreement will automatically be increased by 2% per annum. The “Base Rate” and the “LIBOR Rate” are defined in a manner customary for credit facilities of this type. The LIBOR Rate is subject to a floor of 1.5%.

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

The Company is required to make quarterly principal amortization payments in the amount of $600,000 (subject to adjustment as provided in the Senior Credit Agreement), with the first such amortization payment due on July 1, 2013. Subject to certain conditions contained in the Senior Credit Agreement, the Company may prepay the principal of the Senior Credit Facility in whole or in part. In addition, the Company is required to prepay the principal of the Senior Credit Facility (subject to certain basket amounts and exceptions) in amounts equal to (i) 50% of the “Excess Cash Flow” of the Company and its subsidiaries for each fiscal year (as defined in the Senior Credit Agreement); (ii) 100% of the net cash proceeds from asset sales, debt issuances or equity issuances by the Company or any of the other Loan Parties; and (iii) 100% of any cash received by the Company or any of the other Loan Parties not in the ordinary course of business (excluding cash from asset sales and debt and equity issuances), net of reasonable collection costs.

The Company will not be required to make any mandatory prepayment to the extent that, after giving effect to such mandatory prepayment, the unrestricted cash on hand of the Loan Parties would be less than $5 million. The amount of any mandatory prepayment not prepaid as a result of the foregoing sentence will be deferred and shall be due and owing on the last day of each month thereafter, but in each case solely to the extent that unrestricted cash on hand of the Loan Parties would exceed or equal $5 million after giving effect thereto.

On April 19, 2013, the Company entered into a Junior Credit Agreement by and among the Borrowers, the Guarantors, the financial institutions from time to time party thereto as lenders (the “Junior Credit Agreement Lenders”), and Plexus Fund II, L.P., as administrative agent for the Junior Credit Agreement Lenders (the “Junior Credit Agreement Administrative Agent”) (the “Junior Credit Agreement”). The Junior Credit Agreement provides for a five-year unsecured $2.5 million junior Term Loan A (issued with an original issue discount of $315,000) and a five-year unsecured $7.5 million junior Term Loan B (the “Junior Loans”). Each of the Junior Loans was funded in full on April 19, 2013. The Junior Loans are guaranteed jointly and severally by the Guarantors.

The Term Loan A will bear interest at a fixed rate of 12% per annum and the Term Loan B will bear interest at a fixed rate equal to the greater of 16% per annum and the current rate of interest under the Senior Credit Agreement relating to the Senior Credit Facility plus 4%. Interest owing under the Term B Loan shall be paid quarterly in arrears of which 12% will be paid in cash and the remaining amount owed will be paid in kind. If an event of default has occurred and is continuing under the Junior Credit Agreement, borrowings under the Junior Credit Agreement will automatically be subject to an additional 2% per annum interest charge.

Borrowings under the Junior Credit Agreement are generally due and payable on the maturity date, April 19, 2018. Following the repayment in full of the Senior Credit Facility, the Company may voluntarily prepay the principal of the Junior Loans in whole or in part. In addition, the Company will be required to prepay the Junior Loans in full upon the occurrence of a “change of control” under the Junior Credit Agreement.

The required annual principal payments on the Senior and Junior Credit Facilities are as follows:

	Principal Payments
	Senior Credit Facility	Junior Credit Facility
2013	$1,200,000	$-
2014	2,400,000	-
2015	2,400,000	-
2016	2,400,000	-
2017	2,400,000	-
2018	13,200,000	10,000,000
Total	$24,000,000	$10,000,000

SCG Financial Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the period from January 5, 2011 (date of inception) to March 31, 2013

(Unaudited)

In consideration for the Term Loan A under the Junior Credit Agreement, the Company issued to the Junior Credit Agreement Lenders an aggregate of 31,500 SCG Common Shares on April 19, 2013. In addition, on April 19, 2013 SCG also issued an aggregate of 31,500 SCG Common Shares to certain affiliates of Kayne Anderson Mezzanine Partners in consideration for the assistance of Kayne Anderson Mezzanine Partners in arranging and structuring the financing provided under the Junior Credit Agreement.

On April 19, 2013, the Company entered into a Common Stock Purchase Agreement (the “DRW Purchase Agreement”) with DRW Commodities, LLC (“DRW”) pursuant to which DRW purchased 500,000 shares of the Company’s common stock, at a purchase price of $10 per share.

In April 2013, the Company issued 100,000 shares of the Company’s common stock to the Donald R. Wilson, Jr. 2002 Trust (the "Trust"), pursuant to the terms of a financing commitment entered into between the Company and the Trust on March 1, 2013, whereby the Trust provided a standby credit facility up to the aggregate amount of (i) the Company’s obligations under the Symon Merger Agreement (ii) all out-of-pocket fees, expenses, and other amounts payable by the Company under or in connection with the Symon Merger Agreement with Symon. Such amount was reduced by the aggregate amount of cash available to the Company as of the closing date of the Symon Merger from cash on hand, cash from the sale of shares in the IPO, and net cash proceeds from any alternative debt financing. The fixed rate of interest for the first twelve months is 15% per annum, 5% of which will be payment-in-kind and added each month to the principal balance.

On April 25, 2012, SCG Financial Merger I Corp., a wholly-owned subsidiary of the Company and the direct parent company of Symon and RMG (“SCG Intermediate”), entered into an employment agreement with Garry K. McGuire, the Company’s Chief Executive Officer.  Mr. McGuire is expected to provide his services as Chief Executive Officer of the Company through this employment agreement with SCG Intermediate.  Pursuant to the employment agreement, Mr. McGuire has agreed to serve as Chief Executive Officer of SCG Intermediate for a three year term commencing on April 25, 2013.  Pursuant to the employment agreement, Mr. McGuire will also serve as a member of the Board of Directors of SCG Intermediate.  Under the employment agreement, Mr. McGuire is entitled to receive an annual salary of $450,000 per year, subject to annual increases at the discretion of the Board of Directors.  Mr. McGuire will also be entitled to an annual bonus of up to $480,000 based on SCG Intermediate’s achievement of certain earnings before interest, taxes and depreciation targets to be established by the Board of Directors on an annual basis.  Bonus amounts payable to Mr. McGuire payable to Mr. McGuire under his employment agreement will be calculated on a quarterly basis, and Mr. McGuire will be paid a pro rata portion of the following the completion of each fiscal quarter.  If Mr. McGuire receives quarterly bonus payments in excess of the amount actually earned through the end of the fiscal year, Mr. McGuire will be required to repay such excess bonus amounts to SCG Intermediate.  Alternatively, SCG Intermediate may retain or forfeit other compensation, payments or awards payable to Mr. McGuire until such excess bonus payments are recovered.

In May 2013, 120,000 shares of the Company’s common stock that had been issued to DRW pursuant to an Equity Commitment Letter, dated December 14, 2012, between the Company and DRW (as assignee of 2012 DOOH Investments, LLC), were returned to the Company and cancelled.

Our common stock is listed on the Nasdaq Capital Market, a national securities exchange. On May 3, 2013, we received notification from the Nasdaq that it intends to delist our common stock, due to our failure to satisfy the initial listing requirement that we have at least 300 “round lot” holders of our common stock. We intend to submit an appeal letter to the Nasdaq hearings panel outlining our plan to remain in compliance with the listing requirements, including by increasing our number of shareholders pursuant to a Form S-1 offering.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to successfully integrate the business of RMG and Symon; risks related to the operation of such businesses; our ability to maintain our listing on the Nasdaq Capital market; any of the factors in the “Risk Factors” section of our Annual Report for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013 (“Annual Report”); other risks identified in this Report and in the other reports and documents that we have filed with the SEC, including the Third Amended and Restated Offer to Purchase (the “Offer to Purchase”) filed in connection with the Tender Offer; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

We were formed as a blank check company on January 5, 2011 for the purpose of effecting the Initial Business Combination. We were not limited to a particular industry or geographic region for purposes of consummating an Initial Business Combination. The Nasdaq rules required that our Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the sum of the balance in the Trust Account (less any deferred corporate finance fees and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our Initial Business Combination.

Recent Developments

On April 8, 2013, we consummated our acquisition of RMG pursuant to the RMG Merger Agreement, and on April 19, 2013, we consummated our acquisition of Symon pursuant to the Symon Merger Agreement. As a result of these transactions, we are no longer a blank check company. In connection with the RMG Merger, we provided our stockholders with the opportunity to redeem their shares of common stock for cash equal to $10.00 per share, upon the consummation of the RMG Merger, pursuant to the Tender Offer. The Tender Offer expired at 5:00 p.m. Eastern Time on April 5, 2013, and we promptly purchased the 4,551,228 shares of common stock validly tendered and not withdrawn pursuant to the Tender Offer, for an aggregate purchase price of approximately $45.5 million. For a description of these and other material developments subsequent to March 31, 2013, please see Note J – Subsequent Events to the interim financial statements included in this Report.

Results of Operations

We had not engaged in any operations nor generated any revenues through March 31, 2013. Our entire activity since inception up to the closing of our Offering had been in preparation of the Offering. Since the completion and closing of our Offering through March 31, 2013, our activity was limited to evaluating and negotiating business transaction candidates.  We did not generate any operating revenues through March 31, 2013. Through March 31, 2013, we generated small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income was not significant in view of current low interest rates on risk-free investments (i.e. United States Treasury Bills).

For the three months ended March 31, 2013 and March 31, 2012, we had net income/(losses) of $3,357,555 ($3,367,548 of expenses and $9,993 of accrued interest) and $369,140 ($361,777 of income and $7,363 of accrued interest), respectively. For the year ended December 31, 2012, we had net losses of $1,208,103 ($1,261,689 of expenses and $53,586 of accrued interest).

Liquidity and Capital Resources

As of March 31, 2013, we had $100,155 in a bank account which was available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger. Out of the proceeds of our Offering which remained available outside of the Trust Account, we obtained officers and directors insurance covering a 12 month period from April 12, 2011 through April 12, 2012 for a cost of $65,000, with a prepaid balance at December 31, 2011 of $18,236. The officers and directors insurance policy was renewed for nine months, providing coverage through January 12, 2013 and then for an additional three months, providing coverage through April 12, 2013. The premiums for coverage during the periods April 13, through January 12, 2013 and January 13, 2013 through April 12, 2013 are $48,839 and $15,984, respectively. The prepaid balance as of March 31, 2013 was $2,131.

The cash balance as of March 31, 2013 was $100,155, which includes 1) receipt of $81,025,000 from the public and private sale of securities, net of underwriter fees, 2) payment of $433,808 of expenses associated with the Offering, 3) payment of $1,886,192 in operating expenditures, 4) investment of $80,000,000 in the Trust Account, and 5) loans from the Sponsor of $1,295,000.

SCG Financial Holdings LLC loaned us funds from time to time, which were convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expense incurred with the filing of any such registration statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our Offering that were put in the Trust Account were invested as provided in the Company’s registration statement until the consummation of our Initial Business Combination on April 8, 2013.  The Company was permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.   Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Other than as stated below, as of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report, except that (1) the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC, and (2) following the consummation of our acquisitions of RMG and Symon, we are subject to risks associated with those businesses, as described in the Offer to Purchase.

We are currently not in compliance with the minimum listing requirements of the Nasdaq Capital Market, and Nasdaq has notified us that it has determined to delist our common stock. Delisting could limit the liquidity and price of our common stock more than if our common stock were quoted or listed on Nasdaq Capital Market or another national exchange.

Our common stock is listed on the Nasdaq Capital Market, a national securities exchange. On May 3, 2013, we received notification from the Nasdaq that it intends to delist our common stock, due to our failure to satisfy the initial listing requirement that we have at least 300 “round lot” holders of our common stock. We intend to submit an appeal letter to the Nasdaq hearings panel outlining our plan to remain in compliance with the listing requirements, including by increasing our number of shareholders pursuant to this offering; however, there can be no assurance that our plan to remain in compliance with the Nasdaq Capital Market listing requirements will be achieved or that our request for continued listing will be granted. If the Nasdaq Capital Market delists our common stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	a determination that our common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.EXHIBITS.

(a)	Exhibits.

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of January 11, 2013, by and among SCG Financial Acquisition Corp., SCG Financial Merger II Corp., Reach Media Group Holdings, Inc. and Shareholder Representative Services LLC, solely in its capacity as Stockholder Representative.
2.2(2)	Agreement and Plan of Merger, dated as of March 1, 2013, by and among SCG Financial Acquisition Corp., SCG Financial Merger III Corp., Symon Holdings Corporation and Golden Gate Investment Fund II, L.P., solely in its capacity as Securityholders’ Representative.

10.1(2)	Financing commitment letter, dated March 1, 2013, between SCG Financial Acquisition Corp. and The Donald R. Wilson, Jr. 2002 Trust.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed on January 17, 2013.

(2)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2013.

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

Date: May 15, 2013		SCG Financial Acquisition Corp.

	By:	/s/ Garry K. McGuire
Garry K. McGuire

	By:	/s/ William Cole
William Cole
Chief Financial Officer

