Form 10-Q
period 2013-06-30
RMG Networks Holding Corp
filed 2013-08-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51644

RMG Networks Holding Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4452594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Central Expressway, Suite 175

Plano, Texas 75074

(972) 543-9300

(Address including zip code, and telephone number, including area code, of principal executive offices)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of August 12, 2013, 11,284,593 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.	Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

	Successor Company June 30, 2013	Predecessor Company January 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,979,263	$10,203,169
Accounts receivable, net	15,918,023	9,061,229
Inventory, net	3,552,407	2,988,766
Deferred tax assets	231,383	372,618
Other current assets	882,866	686,099
Total current assets	26,563,942	23,311,881
Restricted cash	80,000	-
Property and equipment, net	1,518,608	963,069
Intangible assets, net	38,624,863	2,584,443
Goodwill	31,037,564	10,972,547
Loan Origination fees	932,550	-
Other assets	288,004	112,054
Total assets	$99,045,531	$37,943,994

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$5,099,667	$4,150,730
Accrued liabilities	4,035,271	1,925,901
Revenue share liabilities	3,167,458	-
Note payable – current	2,400,000	-
Deferred revenue	6,726,859	10,438,487
Capital leases	72,022	-
Total current liabilities	21,501,277	16,515,118
Notes payable – non current	31,060,000	-
Warrant liability	10,453,334	-
Deferred revenue – non current	785,693	1,073,223
Deferred tax liabilities	7,046,832	704,496
Deferred rent	227,504	0
Capital leases and other	553,482	0
Total liabilities	71,628,122	18,292,837

Commitment and Contingencies

Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized;6,285,583 shares issued and outstanding at June 30, 2013)	629	-
Common stock – Class L, $0.01 par value, (1,000,000 shares authorized, issued and outstanding at January 31, 2013)	-	10,000
Common stock – Class A Non-voting, $0.01 par value, (200,000 shares authorized, 68,889 shares issued and outstanding at January 31, 2013 and 2012)	-	689
Additional paid-in capital	34,623,035	10,149,643
Accumulated comprehensive income (loss)	13,157	(38,940)
Notes receivable – restricted stock	-	(207,025)
Retained earnings (accumulated deficit)	(7,219,412)	9,736,790
Total stockholders’ equity	27,417,409	19,651,157
Total liabilities and stockholders’ equity	$99,045,531	$37,943,994

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

	Successor Company April 20 Through June 30, 2013	RMG January 1 Through April 19, 2013	Predecessor Company February 1 Through April 19, 2013	Predecessor Company February 1 Through July 31, 2012
Revenue:
Advertising	$5,556,557	$1,661,245	$-	$-
Products	5,069,160	-	2,239,236	7,544,343
Maintenance and content services	2,572,555	-	3,594,520	8,375,245
Professional services	1,851,755	116,272	1,323,559	2,961,393
Total Revenue	15,050,027	1,777,517	7,157,315	18,880,981

Cost of Revenue:
Advertising	3,355,883	890,789	-	-
Products	3,261,492	-	1,498,135	4,295,494
Maintenance and content services	572,433	-	611,692	1,435,208
Professional services	1,197,304	-	861,640	2,012,481
Total Cost of Revenue	8,387,112	890,789	2,971,467	7,743,183
Gross Profit	6,662,915	886,728	4,185,848	11,137,798

Operating expenses:
Sales and marketing	3,351,286	454,381	1,729,871	3,676,490
General and administrative	2,585,983	157,626	1,739,348	3,741,025
Research and development	806,401	89,923	512,985	1,023,521
Acquisition expenses	1,485,566	4,629,505	3,143,251	-
Depreciation and amortization	1,292,276	8,139	140,293	651,362
Total operating expenses	9,521,512	5,339,574	7,265,748	9,092,398
Operating income (loss)	(2,858,597)	(4,452,846)	(3,079,900)	2,045,400
Other Income (Expense):
Warrant liability expense	(3,920,000)	(2,733,334)	-	-
Interest expense and other - net	(495,880)	(29,986)	(14,553)	(56,135)
Income (loss) before income taxes	(7,274,477)	(7,216,166)	(3,094,453)	1,989,265
Income tax expense	-	-	(540,897)	641,527
Net income (loss)	(7,274,477)	(7,216,166)	(2,553,556)	1,347,738
Other comprehensive income (loss) -
Foreign currency translation adjustments	13,157	-	(121,144)	49,450
Total comprehensive income (Loss)	$(7,261,320)	$(7,216,166)	$(2,674,700)	$1,397,188

Net income (loss) per share:
Basic and dilutive net income (loss) per share of Common Stock	$(1.16)	$(2.31)
Basic and dilutive net income (loss) per share of Class L Common Stock			$(2.55)	$1.35
Basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock	$-	$-	$-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Common Stock	6,285,583	3,124,252
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class L Common Stock			1,000,000	1,000,000
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock			68,889	82,778

See accompanying notes to consolidated financial statements.

  RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

	Successor Company April 20 Through June 30, 2013	RMG April 1 Through April 19, 2013	Predecessor Company April 1 Through April 19, 2013	Predecessor Company May 1 Through July 31, 2012
Revenue:
Advertising	$5,556,557	$1,661,245	$-	$-
Products	5,069,160	-	224,690	3,765,389
Maintenance and content services	2,572,555	-	884,208	4,198,958
Professional services	1,851,755	116,272	293,591	1,491,988
Total Revenue	15,050,027	1,777,517	1,402,489	9,456,335

Cost of Revenue:
Advertising	3,355,883	890,789	-	-
Products	3,261,492	-	130,527	2,157,977
Maintenance and content services	572,433	-	152,251	651,763
Professional services	1,197,304	-	180,745	1,045,461
Total Cost of Revenue	8,387,112	890,789	463,523	3,855,201
Gross Profit	6,662,915	886,728	938,966	5,601,134

Operating expenses:
Sales and marketing	3,351,286	454,381	379,499	1,881,216
General and administrative	2,585,983	157,626	525,449	1,870,843
Research and development	806,401	89,923	116,936	485,474
Acquisition expenses	1,485,566	2,701,957	2,927,891	-
Depreciation and amortization	1,292,276	8,139	42,274	329,483
Total operating expenses	9,521,512	3,412,026	3,992,049	4,567,016
Operating income (loss)	(2,858,597)	(2,525,298)	(3,053,083)	1,034,118
Other Income (Expense):
Warrant liability expense	(3,920,000)	(1,293,334)	-	-
Interest expense and other - net	(495,880)	(39,979)	(22,854)	(14,052)
Income (loss) before income taxes	(7,274,477)	(3,858,611)	(3,075,937)	1,020,066
Income tax expense	-	-	(697,781)	322,831
Net income (loss)	(7,274,477)	(3,858,611)	(2,378,156)	697,235
Other comprehensive income (loss) -
Foreign currency translation adjustments	13,157	-	26,385	(10)
Total comprehensive income (loss)	$(7,261,320)	$(3,858,611)	$(2,351,771)	$697,225

Net income (loss) per share:
Basic and dilutive net income (loss) per share of Common Stock	$(1.16)	$(.82)	$-	$-
Basic and dilutive net income (loss) per share of Class L Common Stock	$-	$-	$(2.38)	$.70
Basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock	$-	$-	$-	$-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Common Stock	6,285,583	4,711,923
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class L Common Stock			1,000,000	1,000,000
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock			68,889	82,778

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2013

(Unaudited)

	Successor Company April 20 Through June 30, 2013	RMG January 1 through April 30, 2013	Predecessor Company February 1 Through April 19, 2013	Predecessor Company February 1 Through July 31, 2012

Cash flows from operating activities
Net income (loss)	$(7,274,477)	$(7,216,166)	$(2,553,556)	$1,347,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in warrant liability	3,920,000	2,733,334	-	-
Non-cash stock issuance	-	2,200,000	-	-
Cancellation of non-cash stock issuance	-	(1,200,000)	-	-
Interest capitalized as debt	60,000	-	-	-
Depreciation and amortization	1,292,276	8,139	140,293	651,362
Deferred tax provision (benefit)	-	-	(12,294)	(88,087)
Other non-cash expense (income), net	-	-	(2,054)	(4,590)
Changes in operating assets and liabilities:
Accounts receivable	(4,412,699)	(335,961)	2,846,332	936,316
Inventory	(74,919)	-	(488,722)	747,248
Other current assets	211,440	(38,929)	(154,529)	76,503
Other assets, net	(1,073)	-	12,572	38,241
Accounts payable	1,708,576	45,078	(2,978,808)	(1,034,332)
Accrued liabilities	362,830	(358,726)	(765,937)	136,008
Deferred revenue	330,532	-	(372,579)	(55,387)

Net cash (used in) provided by operating activities	(3,877,514)	(4,163,231)	(4,329,282)	2,751,020

Cash flows from investing activities
Acquisition of Reach Media Group Holdings, Inc.	-	(21,010,000)	-	-
Acquisition of Symon Holdings Corporation	(209,079)	(43,476,749)	-	-
Purchases of property and equipment	(172,244)	-	(86,470)	(205,272)
Net cash used in investing activities	(381,323)	(64,486,749)	(86,470)	(205,272)

Cash flows from financing activities
Proceeds from Trust Account	-	80,010,661	-	-
Payment for public shares tendered	-	(45,512,280)	-	-
Proceeds from debt	-	34,000,000	-	-
Proceeds from stock issuance	-	5,000,000	-	-
Proceeds from sponsor notes payable	-	635,000	-	-
Payment of sponsor note payable	-	(295,000)	-	-
Payment of stockholder note payable	-	(200,000)	-	-
Loan origination fees	-	(980,000)	-	-
Repayments of debt	(600,000)	-	-	-
Net cash (used in) provided by financing activities	(600,000)	72,658,381	-	-

Effect of exchange rate changes on cash	13,157	-	(121,144)	49,450

Net increase (decrease) in cash and cash equivalents	(4,845,680)	4,008,401	(4,536,896)	2,595,198

Cash and cash equivalents, beginning of period	10,824,943	1,150,269	10,203,169	3,836,691

Cash and cash equivalents, end of period	$5,979,263	$5,158,670	$5,666,273	$6,431,889

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$2,053	$7,236
Cash paid during the year for income taxes	$-	$-	$150,000	$234,000
Deferred Underwriters’ fees	$-	$500,000	$-	$-

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of the Company

RMG Networks Holding Corporation (“RMG” or the “Company”) is a holding company which owns 100% of the capital stock of Reach Media Group Holdings, Inc. and its subsidiaries and Symon Holdings Corporation and its subsidiaries.

RMG (formerly SCG Financial Acquisition Corp.) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Initial Business Combination”). The Company had neither engaged in any operations nor generated any income, other than interest on the Trust Account assets (the “Trust Account”). Until its initial acquisition, the Company was considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and was subject to the risks associated with activities of development stage companies. The Company selected December 31 as its fiscal year end. All activity through April 8, 2013 was related to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

The registration statement for the Offering was declared effective April 8, 2011. The Company consummated the Offering on April 18, 2011 and received gross proceeds of approximately $82,566,000, before deducting underwriting compensation of $4,000,000 (which included $2,000,000 of deferred contingent underwriting compensation payable upon consummation of an Initial Business Combination) and including $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the “Sponsor”), as described in the next paragraph. Total offering costs (excluding $2,000,000 in underwriting fees) were $433,808.

On April 12, 2011, the Sponsor purchased 4,000,000 warrants (“Sponsor Warrants”) from the Company for an aggregate purchase price of $3,000,000. The Sponsor Warrants were identical to the warrants sold in the Offering, except that if held by the original holder or its permitted assigns, they (i) could be exercised for cash or on a cashless basis and (ii) were not subject to being called for redemption.

The Company sold 8,000,000 units in the Offering with total gross proceeds to the Company of $80,000,000. Each unit consisted of one share of common stock and one Warrant (the "Public Warrants"). The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating an Initial Business Combination.

On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that that had been placed in a Trust Account (“Trust Account”) was invested, as provided in the Company’s registration statement. The Company was permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Trust Account assets were required to be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account as required if no acquisition was consummated.

The Company’s common stock currently trades on The Nasdaq Capital Market (“Nasdaq”), under the symbol “RMGN”. The warrants are quoted on the Over-the-Counter Bulletin Board quotation system under the symbol “RMGNW”.

On April 8, 2013, the Company consummated the acquisition of Reach Media Group Holdings, Inc. (“Reach Media”). As a result of the acquisition, RMG is no longer considered a Development Stage Entity. In addition, on April 19, 2013, RMG acquired Symon Holdings Corporation (“Symon”). Symon is considered to be the Company's predecessor corporation for accounting purposes.

In connection with the acquisition of Reach Media, the Company provided its stockholders with the opportunity to redeem their shares of common stock for cash equal to $10.00 per share, upon the consummation of the acquisition, pursuant to a tender offer. The tender offer expired at 5:00 p.m. Eastern Time on April 5, 2013, and the Company promptly purchased the 4,551,228 shares of common stock validly tendered and not withdrawn pursuant to the tender offer, for an aggregate purchase price of approximately $45.5 million.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Description of the Business

The Company is a global provider of media applications and enterprise-class digital signage solutions. Through an extensive suite of products, including media services, proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients. The Company is one of the largest integrated digital signage solution providers globally and conducts operations through its RMG Media Networks and its RMG Enterprise Solutions business units.

The RMG Media Networks business unit engages elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the RMG Airline Media Network. The RMG Airline Media Network is a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spans almost all major commercial passenger airlines in the United States, delivers advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment.

The RMG Enterprise Solutions business unit provides end-to-end digital signage applications to power intelligent visual communication implementations for critical contact center, supply chain, employee communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. These solutions are relied upon by approximately 70% of the North American Fortune 100 companies and thousands of overall customers in locations worldwide. The installations of Enterprise Solutions deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers. The solutions provided are designed to integrate seamlessly with a customer’s IT infrastructure and data and security environments.

Acquisition of Reach Media

On April 8, 2013, RMG acquired Reach Media for a total purchase price of $27,512,010. The amount paid for Reach Media was comprised of (i) 400,001 shares of RMG common stock valued at $9.98 per share on March 31, 2013, (ii) $10,000 in cash, and (iii) $10,000 deposited into an escrow account. Additionally, RMG paid, on behalf of Reach Media, all indebtedness of Reach Media under Reach Media’s credit agreement at a discounted amount equal to $23,500,000, paid with $21,000,000 of cash and $2,500,000 of shares of RMG common stock.

RMG management has estimated the preliminary values of the assets and liabilities and determined the purchase price allocation to be as follows:

Tangible Assets	$6,440,019
Intangible Assets	18,475,000
Goodwill	9,826,403
Liabilities	(7,229,412)
Total Purchase Price	$27,512,010

The primary tangible assets acquired were cash of $739,052, accounts receivable of $4,755,509, and property, plant, and equipment of $514,280.

The primary liabilities acquired were accounts payable of $2,270,858, accrued liabilities of $1,401,738, and revenue share liabilities of $2,721,121.

The Company has engaged outside consultants to assist with the final valuation of the assets and liabilities at the acquisition date and will finalize the purchase price allocation once the valuation is completed.

Acquisition of Symon

On April 19, 2013, RMG acquired Symon for $43,685,828 in cash. RMG management has estimated the preliminary values of the assets and liabilities and determined the purchase price allocation to be as follows:

Tangible Assets	$17,581,840
Intangible Assets	21,326,000
Goodwill	21,241,994
Liabilities	(16,464,006)
Total Purchase Price	$43,685,828

The primary tangible assets acquired were cash of $5,666,273, accounts receivable of $6,422,976, inventory of $3,477,488, and property, plant, and equipment of $918,768.

The primary liabilities acquired were accounts payable of $1,171,922, accrued liabilities of $1,085,240, and deferred revenue of $7,182,120 and deferred tax liabilities of $7,024,824.

The Company has engaged outside consultants to assist with the final valuation of the assets and liabilities at the acquisition date and will finalize the purchase price allocation once the valuation is complete.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements of RMG Networks Holding Corporation include the accounts of Reach Media and its wholly-owned subsidiaries and the accounts of Symon and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The January 31, 2013 balance sheet amounts of the Predecessor Company (as defined below) were derived from the audited consolidated financial statements, but do not include all disclosures required by GAAP for annual periods. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes there to. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated Statements of Comprehensive Income (Loss) and the unaudited consolidated Statements of Cash Flows have been prepared based on required company groupings and reporting periods.

Amounts shown for the “Successor Company” for the period April 20, 2013 through June 30, 2013 represent the consolidated transactions for RMG Networks Holding Corporation, Reach Media and Symon for that period.

Amounts shown for “RMG” for the period January 1, 2013 through April 19, 2013 consist of the transactions for RMG Networks Holding Corporation for the period January 1, 2013 through April 19, 2013 and the transactions of Reach Media for the period April 1, 2013 through April 19, 2013. Amounts shown for RMG for the period April 1, 2013 through April 19, 2013 represent of the transactions for RMG Networks Holding Corporation and the transactions of Reach Media for the period April 1, 2013 through April 19, 2013.

Amounts shown for the “Predecessor Company” represent the transactions of Symon for the periods shown. Symon is the predecessor due to the significance of its business compared to the other companies.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash, and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. The allowance for doubtful accounts was $186,000 at June 30, 2013 and $223,458 at January 31, 2013. As of and for the periods presented, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Writeoffs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

Property and Equipment

The Company records purchases of property and equipment at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets resulting from the acquisitions of Reach Media and Symon. Goodwill is tested annually for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying value. Second, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Completion of the Company’s most recent annual impairment test at January 31, 2013 indicated that no impairment of its goodwill balances exists. The Company’s annual impairment test will be December 31 going forward.

Intangible assets include software, customer relationships, trademarks and trade names, and covenants not-to-compete acquired in purchase business combinations. Certain trademarks and trade names have been determined to have an indefinite life and are not amortized. Software, customer relationships, and definite lived trademarks and trade names are amortized on a straight-line basis, which approximates the customer attrition for customer relationships, over their estimated useful lives. Covenants not-to-compete are amortized over the non-compete period.

The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset's carrying amount to its fair value. Intangible assets that have indefinite lives are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. There was no impairment of intangible assets at June 30, 2013.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Company’s acquired Intangible Assets with definite lives are being amortized as follows:

Acquired Intangible Asset:	Amortization Period: (years)
Software and technology		5
Customer relationships	6	to	8
Tradenames and trademarks		5
Partner relationships		7
Covenant Not-To-Compete		4

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from professional service agreements. Deferred revenue is recognized as the revenue recognition criteria are met. The Company generally invoices the customer in annual advance for professional services.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset.

There was no impairment of long-lived assets at June 30, 2013.

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized. It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount (see Note 5). U.S. income taxes have not been provided on $3.8 million of undistributed earnings of foreign subsidiaries as of January 31, 2013. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

Revenue Recognition

The Company recognizes revenue primarily from these sources:

●	Advertising
●	Products
●	Maintenance and content services
●	Professional services

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. The Company assesses collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Sales and use taxes are reported on a net basis, excluding them from revenue and cost of revenue.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Advertising

The Company sells advertising through agencies and directly to a variety of customers under contracts ranging from one month to one year. Contracts usually specify the network placement, the expected number of impressions (determined by passenger or visitor counts) and the cost per thousand impressions (“CPM”) over the contract period to arrive at a contract amount. The Company bills for these advertising services as requested by the customer, generally on a monthly basis following delivery of the contracted number of impressions for the particular ad insertion. Revenue is recognized at the end of the month in which fulfillment of the advertising order occurred. Although the Company typically presents invoices to an advertising agency, collection is reasonably assured based upon the customer placing the order.

Under Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 605-45 Principal Agent Considerations (Reporting Revenue Gross as a Principal versus Net as an Agent), the Company has recorded its advertising revenues on a gross basis.

Payments to airline and other partners for revenue sharing are paid on a monthly basis either under a minimum annual guarantee (based upon estimated advertising revenues), or as a percentage of the advertising revenues following collection from customers. The portion of revenue that the Company shares with its partners ranges from 25% to 80% depending on the partner and the media asset. The Company makes minimum annual guarantee payments under four agreements (three to airline partners and one to another travel partner). Payments to all other partners are calculated on a revenue sharing basis. The Company’s partnership agreements have terms ranging from one to five years. Four partnership agreements renew automatically unless terminated prior to renewal and the other partners have no obligation to renew.

Multiple-Element Arrangements

Products consist of proprietary software and hardware equipment. The Company considers the sale of software more than incidental to the hardware as it is essential to the functionality of the hardware products. The Company enters into multiple-product and services contracts, which may include any combination of equipment and software products, professional services, maintenance and content services.

Prior to February 1, 2011, the Company recognized revenue in accordance with the provisions of ASC 985-605, Software Revenue Recognition. Revenue was allocated among the multiple-elements based on vendor-specific objective evidence (“VSOE”) of fair value of the undelivered elements and the application of the residual method for arrangements in which the Company has established VSOE of fair value for all undelivered elements.

VSOE of fair value is considered the price a customer would be required to pay if the element was sold separately based on the Company's historical experience of stand-alone sales of these elements to third parties. For maintenance and content services the Company used renewal rates for continued support arrangements to determine fair value. In situations where the Company had fair value of all undelivered elements but not of a delivered element, the Company applied the “residual method”. Under the residual method, if the fair value of the undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met.

On February 1, 2011, the Company adopted an accounting update regarding revenue recognition for multiple arrangements, referred to as multiple element arrangements (“MEAs”) and an accounting update for certain revenue arrangements that include tangible products containing essential software on a prospective basis for applicable transactions originating or materially modified after February 1, 2011.

MEAs are arrangements with customers which include multiple deliverables, including a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company's control. Revenue from arrangements for the sale of tangible products containing both software and non-software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price (“RSP”) method for each unit of accounting based first on VSOE if it exists, second on third-party evidence (“TPE”) if it exists, and on estimated selling price (“ESP”) if neither VSOE or TPE of selling price of the Company's various applicable tangible products containing essential software products and services. The Company establishes the pricing for its units of accounting as follows:

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

●

VSOE— For certain elements of an arrangement, VSOE is based upon the pricing in comparable transactions when the element is sold separately. The Company determines VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or standalone prices for the service element(s).

●

TPE— If the Company cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, it uses third-party evidence of selling price. The Company determines TPE based on sales of comparable amounts of similar products or services offered by multiple third parties considering the degree of customization and similarity of the product or service sold.

●

ESP— The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When VSOE or TPE does not exist for an element, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

The Company prospectively adopted the new rules and the adoption of the amended revenue recognition rules, consisting primarily of the change from the residual method to the RSP method to allocate the arrangement fee, did not significantly change the timing of revenue recognition nor did it have a material impact on the consolidated financial statements for periods subsequent to January 31, 2011.

Upon the adoption of the new revenue recognition rules the Company re-evaluated its allocation of revenue and determined that it still had similar units of accounting and nearly all of its products and services qualify as separate units of accounting. The Company has established VSOE for its professional services and maintenance and content services of accounting based on the same criteria as previously used under the software revenue recognition rules.

Previously, the Company rarely sold its product without maintenance and therefore the residual value of the sales arrangement was allocated to the products. The Company now uses the estimated selling price to determine the relative sales price of its products. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that our last remaining obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria.

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 90% or more of sales are generated solely by the Company’s sales team, with 10% or less through resellers in 2013. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 85% of sales coming from the reseller channel in 2013. Overall, approximately 67% of the Company’s global revenues are derived from direct sales, with the remaining 33% generated through indirect partner channels in 2013.

The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not offer contractual rights of return other than under standard product warranties and product returns from resellers have be insignificant to date. The Company therefore sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

The Company recognizes revenue on sales to resellers consistent with its recognition policies as discussed below.

Product revenue

The Company recognizes revenue on product sales generally upon delivery of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Maintenance and content services revenue

Maintenance support consists of hardware maintenance and repair and software support and updates. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content services consist of providing customers live and customized news feeds.

Maintenance and content services revenue is recognized ratably over the term of the contracts, which is typically one to three years. Maintenance and support is renewable by the customer annually. Rates, including subsequent renewal rates, are typically established based upon specified rates as set forth in the arrangement. The Company’s hosting support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal.

Professional services revenue

Professional services consist primarily of installation and training services. Installation fees are recognized either on a fixed-fee basis or on a time-and-materials basis. For time-and materials contracts, the Company recognizes revenue as services are performed. For fixed-fee contracts, the Company recognizes revenue upon completion of the installation which is typically completed within five business days. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue as the Company performs the services

Research and Development Costs

Research and development costs incurred prior to the establishment of technological feasibility of the related software product are expensed as incurred. After technological feasibility is established, any additional software development costs are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

Advertising

Advertising costs, which are included in selling, general and administrative expense, are expensed as incurred and are not material to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the financial statements approximates fair value due to the short-term maturity of these instruments; the short term debt and the long-term debt’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,866,060 held in foreign countries as of June 30, 2013 were not insured.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) per Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) available to the common stockholders, based upon their distribution rights, by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at June 30 and January 31, 2013 that had a dilutive effect on net income (loss) per share.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom subsidiary is the British pound sterling. All assets and all liabilities of the subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated to U.S. dollars at the weighted-average rate of exchange prevailing during the year. Resultant translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company includes currency gains and losses on temporary intercompany advances in the determination of net income. Currency gains and losses are included in interest and other expenses in the consolidated statements of income and comprehensive income.

Business Segment

Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by a company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. The Company’s business is conducted in a single operating segment. The CEO reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

2. Property and Equipment

Property and equipment consist of the following at June 30, 2013 and January 31, 2013:

	June 30, 2013	January 31, 2013
Machinery and equipment	$873,874	$2,424,874
Furniture and fixtures	127,773	646,643
Software	640,516	1,828,705
Leasehold improvements	18,016	269,087
	1,660,179	5,169,309
Less accumulated depreciation and amortization	141,571	4,206,240
Property and equipment, net	$1,518,608	$963,069

Depreciation and expense for the period April 20, 2013 through June 30, 2013 was $127,431. Depreciation expense for the Predecessor Company for the six months ended July 31, 2012 was $321,768.

3. Goodwill and Intangible Assets

The carrying amount of goodwill at June 30, 2013, represents the valuation resulting from the acquisitions of Reach Media and Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”. As a result, the basis of the net assets and liabilities of Reach Media and Symon were adjusted to reflect their fair values and the appropriate amount of goodwill was recorded for the consideration given in excess of the fair values assigned to the net identifiable assets.

The following table shows the carrying amount of Goodwill for the period ended June 30, 2013:

Balance - beginning	$0
Goodwill resulting from acquisitions occurring in April 2013	31,037,564
Balance - June 30, 2013	$31,037,564

The carrying values of the Company’s definite-lived intangible assets at June 30, 2013, are as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount
Software and technology	5	$9,607,000	(380,494)	9,226,506
Customer relationships	7	17,276,000	(461,830)	16,814,170
Partner relationships	7	8,000,000	(225,320)	7,774,680
Tradenames and trademarks	5	3,318,000	(29,589)	3,288,411
Covenant not-to-compete	4	1,600,000	(78,904)	1,521,096
Total		$39,801,000	(1,164,845)	38,624,863

The carrying values of the Predecessor Company’s definite-lived intangible assets at January 31, 2013 are as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount
Software and technology	5	$6,430,000	$(6,430,000)
Customer relationships	8	4,921,204	(4,399,984)	521,220
Tradenames and trademarks	7	463,068	(299,845)	163,223
Covenant not-to-compete	5	270,952	(270,952)
Total		$12,085,224	$(11,400,781)	$684,443

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Amortization expense for the period April 20, 2013 through June 30, 2013 was $1,164,845. Amortization expense for the Predecessor Company for the six months ended July 31, 2012 was $329,594.

Projected amortization expense for these assets for the five years ending December 31 is as follows:

2013	$4,138,082
2014	5,900,000
2015	5,900,000
2016	5,900,000
2017	5,900,000
Thereafter	12,062,918
$39,801,000

4. Notes Payable

On April 19, 2013, the Company entered into a Credit Agreement (the “Senior Credit Agreement”) by and among it and certain of its direct and indirect domestic subsidiaries party thereto from time to time (including Reach Media and Symon) as borrowers (the “Borrowers”), certain of its direct and indirect domestic subsidiaries party thereto from time to time as guarantors (the “Guarantors” and, together with the Borrowers, collectively, the “Loan Parties”, and the financial institutions from time to time party thereto as lenders (the “Senior Lenders”).

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

The Senior Credit Facility bears interest at a rate per annum equal to the Base Rate plus 7.25% or the LIBOR Rate plus 8.5%, at the election of the Borrowers. If an event of default has occurred and is continuing under the Senior Credit Agreement, the interest rate applicable to borrowings under the Senior Credit Agreement will automatically be increased by 2% per annum. The “Base Rate” and the “LIBOR Rate” are defined in a manner customary for credit facilities of this type. The LIBOR Rate is subject to a floor of 1.5%.

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

The Company is not required to make any mandatory prepayment to the extent that, after giving effect to such mandatory prepayment, the unrestricted cash on hand of the Loan Parties would be less than $5 million. The amount of any mandatory prepayment not prepaid as a result of the foregoing sentence will be deferred and shall be due and owing on the last day of each month thereafter, but in each case solely to the extent that unrestricted cash on hand of the Loan Parties would exceed or equal $5 million after giving effect thereto.

In the event of any mandatory or optional prepayment under the Senior Credit Agreement or the termination of the Senior Credit Agreement prior to April 19, 2018, the Company will be required to pay the Senior Lenders a prepayment fee equal to the following percentage of the amount repaid or prepaid: 3% if such prepayment or termination occurs prior to April 19, 2014; 2% if such prepayment or termination occurs prior to April 19, 2015; and 1% if such prepayment or termination occurs prior to April 19, 2016. Amounts repaid or prepaid under the Senior Credit Agreement will not be available for borrowing.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Senior Credit Agreement includes customary representations and warranties, restrictive covenants, including covenants limiting the ability of the Company to incur indebtedness and liens; merge with, make an investment in or acquire any property or assets of another entity; pay cash dividends; repurchase shares of its outstanding stock; make loans and other investments; dispose of assets (including the equity securities of its subsidiaries); prepay the principal on any subordinate indebtedness; enter into certain transactions with its affiliates; or change its principal business (in each case, subject to certain basket amounts and exceptions). The Senior Credit Agreement also includes customary financial covenants, including minimum Consolidated EBITDA (as defined in the Senior Credit Agreement) requirements, and maximum leverage ratios, tested quarterly, as well as customary events of default.

In connection with the Company's public offering of common stock (see Note 14), the Company received a waiver from the Senior Lenders, pursuant to which the first $10,000,000 of proceeds from that offering were required to be used to retire to pay down the Senior Credit facility. The remaining proceeds will be available for general corporate purposes, which may include the funding of growth initiatives in sales and marketing, capital expenditures, working capital, and/or strategic acquisitions.

Junior Credit Agreement

On April 19, 2013, the Company entered into a Junior Credit Agreement by and among the Borrowers, the Guarantors, and the financial institutions from time to time party thereto as lenders (the “Junior Lenders”).

The Junior Credit Agreement provides for a five and a half year unsecured $2.5 million junior Term Loan A (issued with an original issue discount of $315,000) and a five and a half year unsecured $7.5 million junior Term Loan B (the “Junior Loans”). Each of the Junior Loans were funded in full on April 19, 2013. The Junior Loans are guaranteed jointly and severally by the Guarantors.

The Term Loan A bears interest at a fixed rate of 12% per annum and the Term Loan B bears interest at a fixed rate equal to the greater of 16% per annum and the current rate of interest under the Senior Credit Agreement relating to the Senior Credit Facility plus 4%. Interest owing under the Term B Loan shall be paid quarterly in arrears of which 12% will be paid in cash and the remaining amount owed will be paid in kind If an event of default has occurred and is continuing under the Junior Credit Agreement, borrowings under the Junior Credit Agreement will automatically be subject to an additional 2% per annum interest charge.

Borrowings under the Junior Credit Agreement are generally due and payable on the maturity date, October 19, 2018. Following the repayment in full of the Senior Credit Facility, the Company may voluntarily prepay the principal of the Junior Loans in whole or in part. In addition, the Company will be required to prepay the Junior Loans in full upon the occurrence of a “change of control” under the Junior Credit Agreement (generally defined as (i) the acquisition by any person or “group” (within the meaning of Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934 as in effect on April 19, 2013), other than certain named parties and their respective controlled affiliates, of more than 45% of the outstanding shares of the Company’s common stock; (ii) subject to certain exceptions, the failure by the Company to directly or indirectly own 100% of the issued and outstanding capital stock of each other Loan Party and its subsidiaries, free and clear of all liens other than the liens created under the Senior Credit Agreement); (iii) the cessation of the Company’s current Executive Chairman (unless a successor reasonably acceptable to the Junior Lenders is appointed on terms reasonably acceptable to such parties within 90 days of such cessation); (iv) the listing of any person who owns a controlling interest in or otherwise controls a Loan Party on the Specially Designated Nationals and Blocked Person List maintained by the Office of Foreign Assets Control (“OFAC”), Department of the Treasury, and/or any other similar lists maintained by OFAC pursuant to any authorizing statute, Executive Order or regulation or (B) a person designated under Executive Order No. 13224 (September 23, 2001), any related enabling legislation or any other similar Executive Orders or law; or (v) the occurrence of a “Change of Control” as defined in the Senior Credit Agreement).

In the event of any mandatory or optional prepayment under the Junior Credit Agreement or the termination of the Junior Credit Agreement prior to October 19, 2018, the Company will be required to pay the Junior Lenders a prepayment fee equal to the following percentage of the amount repaid or prepaid: 5% if such prepayment or termination occurs prior to the thirteenth month following April 19, 2013; 4% if such prepayment or termination occurs from the thirteenth month following April 19, 2013 but prior to the twenty-fifth month thereafter; 3% if such prepayment or termination occurs from the twenty-fifth month following April 19, 2013 but prior to the thirty-first month thereafter; 2% if such prepayment or termination occurs from the thirty-first month following April 19, 2013 but prior to the thirty seventh-month thereafter; and 1% if such prepayment or termination occurs from the thirty-seventh month following April 19, 2013 but prior to the forty-third month thereafter. Amounts repaid or prepaid under the Junior Credit Agreement will not be available for borrowing.

The Junior Credit Agreement contains substantially the same representations and warranties, affirmative and negative covenants and financial covenants as the Senior Credit Agreement, except that the permitted baskets in the Junior Credit Agreement are generally higher than under the Senior Credit Agreement, and the financial covenant requirements and ratios are 15% looser than under the Senior Credit Agreement. In addition, the Junior Credit Agreement includes additional covenants intended to ensure that any Junior Lender that is a small business investment company complies with the applicable rules and regulations of the Small Business Administration, including a covenant granting the Junior Lenders Board of Director observation rights.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Junior Credit Agreement also contains substantially the same events of default as under the Senior Credit Agreement, except that the thresholds included in the Junior Credit Agreement are generally higher than under the Senior Credit Agreement. The Junior Credit Agreement includes cross-default provisions tied to either (1) the acceleration of the indebtedness under the Senior Credit Agreement or (2) the occurrence of an event of default under any of our other indebtedness or of any of the other Loan Parties having a principal balance in excess of $575,000.

The loans under the Junior Credit Agreement are subordinated to the Senior Credit Facility pursuant to the terms of a Subordination Agreement dated as of April 19, 2013 between the Junior Lenders and the Loan Parties.

In consideration for the Term Loan A under the Junior Credit Agreement, the Company issued to the Junior Lenders an aggregate of 31,500 shares of its common stock on April 19, 2013. In addition, on April 19, 2013, the Company also issued an aggregate of 31,500 shares of its common stock to certain affiliates of the Senior Lenders for their services in connection with arranging and structuring the financing provided under the Junior Credit Agreement.

5. Income Taxes

Although the Company recognized a net loss before provision for income taxes for the period ended June 30, 2013, no tax benefit related to the loss has been recognized because the realization of the tax benefit is uncertain.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Company has recorded a valuation allowance of 100% of the tax benefit of $770,000 applicable to the net loss at June 30, 2013 because the realization of the benefit of these losses is uncertain.

The IRS completed an examination of Symon's income tax returns for the years ended January 31, 2009 and 2010 during 2012. The examination did not result in any material adjustments to Symon's tax returns. Subsequent to the examinations, the Company has determined that there are no uncertain tax positions and therefore no accruals have been made. There are no uncertain tax positions related to the successor.

With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed.

6. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.00001 per share. As of June 30, 2013, the Company had 6,284,583 outstanding shares of common stock.

Stockholders of record are entitled to one vote for each share of common stock held on all matters to be voted on. Stockholders are entitled to receive ratable dividends when, as and if declared, by the Company’s Board of Directors out of funds legally available. In the event of a liquidation, dissolution, or winding up of the Company, stockholders are entitled to share ratably in all assets remaining available for distribution after payment of all liabilities of the Company, and after all provisions are made for each class of stock, if any, having preference over the common stock, Common stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Company’s common stock.

7. Warrants

At June 30, 2013, the Company had 13,066,667 warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share.

Public Warrants

Each Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below, and are currently exercisable, provided that there is an effective registration statement under the Securities Act covering the underlying shares and a current prospectus relating to them is available.

The Warrants issued as part of the Offering expire on April 8, 2018 or earlier upon redemption or liquidation. The Company may call Warrants for redemption:

●	in whole and not in part;
●	at an exercise price of $0.01 per Warrant;
●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each Warrant holder; and
●

if, and only if, the last sale price of the Company’s common stock equals or exceeds $17.50 per share for any 20 trading days within a 30-day trading period ending on the third business day before the Company sends notice of redemption to the Warrant holders.

If the Company calls the Public Warrants for redemption as described above, it will have the option to require any holder of Warrants that wishes to exercise his, her or its Warrant to do so on a “cashless basis”. If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering his, her or its Warrants for that number of shares of our common stock equal to, but in no case less than $10.00, the quotient obtained by dividing (x) the product of the number of shares of the Company’s common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants. If the Company takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the Warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a Warrant redemption. If the Company calls the Warrants for redemption and the Company’s management does not take advantage of this option, the Sponsor and its permitted transferees would still be entitled to exercise their Sponsor Warrants for cash or on a cashless basis using the same formula described above that holders of Public Warrants would have been required to use had all Warrant holders been required to exercise their Warrants on a cashless basis, as described in more detail below.

The exercise price, the redemption price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, stock split, extraordinary dividend, or recapitalization, reorganization, merger or consolidation. However, the exercise price and number of Common Shares issuable on exercise of the Warrants will not be adjusted for issuances of common stock at a price below the Warrant exercise price.

The Public Warrants were issued in registered form under a Warrant Agreement between the Company’s transfer agent (in such capacity, the “Warrant Agent”), and the Company (the “Warrant Agreement”). The Warrants may be exercised upon surrender of the Warrant certificate on or prior to the expiration date at the offices of the Warrant Agent, with the exercise form on the reverse side of the Warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to the Company for the number of Warrants being exercised. The Warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their Warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the Warrants, each holder will be entitled to one vote for each share of common stock held of record on all matters to be voted on by our stockholders.

No Public Warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the Warrants is current and available throughout the 30-day redemption period and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants.

No fractional shares of common stock will be issued upon exercise of the Public Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share of common stock, the Company will, upon exercise, round up to the nearest whole number the number of shares of common stock to be issued to the Warrant holder.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Sponsor Warrants

The Sponsor purchased an aggregate of 4,000,000 Sponsor Warrants from the Company at a price of $0.75 per Warrant in a private placement completed on April 12, 2011. In addition, on April 8, 2013, the Company issued to the Company's Executive Chairman and a significant stockholder Sponsor Warrants exercisable for a total of 1,066,666 shares of the Company’s common stock. These Warrants were issued upon the conversion by each of the parties of a Promissory Note issued by the Company to the Sponsor and in the aggregate principal amount of $800,000, which Promissory Note was subsequently assigned by the Sponsor to the Executive Chairman and significant stockholder in the aggregate principal amount of $400,000 each. The conversion price of the Promissory Notes was $0.75 per Warrant. The Sponsor Warrants (including the shares of our common stock issuable upon exercise of the Sponsor Warrants) were not transferable, assignable or salable (other than to the Company’s officers and directors and other persons or entities affiliated with the Sponsor) until May 8, 2013, and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to the Public Warrants, except that such Sponsor Warrants may be exercised by the holders on a cashless basis. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Sponsor Warrants expire on April 8, 2018.

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2013, the Company has not issued any shares of preferred stock.

9. Warrant Liability

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $10,453,334 at June 30, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Income.

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the period ended June 30, 2013 or the year ended December 31, 2012.

The following table presents information about the Company's warrant liability that is measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Warrant Liability:
June 30, 2013	$10,453,334	—	$10,453,334	—

10. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space and manufacturing facilities in Dallas, Texas under leases that expire on November 30, 2013 and March 31, 2014. The Company has recently entered in a new ten-year lease for office space in Dallas, Texas.

The Company also leases office space in San Francisco, California, New York, New York, Chicago, Illinois, and Pittsford, New York, under leases that expire at various dates through 2020.

In addition, the Company leases office space in London, England under a lease agreement that expires in August 2016 and in Dubai, UAE under a lease agreement that expires in July 2014.

Future minimum rental payments under these leases are as follows:

Amount
Fiscal year ending January 31:
2013	$1,979,000
2014	2,025,000
2015	1,701,000
2016	1,562,000
2017	1,450,000
Thereafter	6,750,000
$15,467,000

Total rent expense under all operating leases for the period April 20 through June 30, 2013 was $346,768. Total rent expense for the Predecessor Company for the six months ended July 31, 2012 was $449,975.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the years ending December 31:

Capital Leases
2013	$44,000
2014	67,000
2015	67,000
2016	67,000
2017	31,271
Thereafter	-
Total minimum lease payments	276,271
Less amount representing interest	53,373
Present value of capital lease obligations	222,898
Less current portion	72,022
Non-current portion	$150,876

The Company is currently subleasing two facilities and receiving monthly payments which are less than the Company’s monthly lease obligations. Based upon the then current real estate market conditions, the Company believed that these leases had been impaired and accrued lease impairment charges. The impairment charges were calculated based on future lease commitments less estimated future sublease income. The leases expire in February 28, 2021 and July 31, 2013, respectively.

Revenue Share Commitments

The Company has entered into revenue sharing agreements with four customers, requiring the Company to make minimum yearly revenue sharing payments.

Future minimum payments under these agreements consist of the following amounts for the years ending December 31:

2013	$9,103,000
2014	11,189,000
2015	12,757,000
Total minimum revenue share commitments	$33,049,000

Legal proceedings -

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any claims that would have a material effect on the Company’s financial position, results of operations or cash flows.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

11. Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2013	January 31, 2013
Professional fees	1,600,000	0
Accrued sales commissions	$303,493	$332,844
Accrued bonus	225,000	580,352
Taxes Payable	18,000	400,993
Other	1,888,778	611,712
	$4,035,271	$1,925,901

12. Geographic Information

Revenues by geographic area are based on the deployment site location of the end customers. Substantially all of the revenues from North America are generated from the United States of America. Geographic area information related to revenues from customers for the period from April 20, 2013 through June 30, 2013 and the six-month period ended July 31, 2012:

Region	June 30, 2013	July 31, 2012
North America	$11,681,562	$13,410,876
Europe, Middle East, and Asia	3,368,465	5,470,105
Total	$15,050,027	$18,880,981

 The vast majority of the Company's long-lived assets are located in North America.

13. Pro- Forma Operating Income for the Six Months Ended June 30, 2013 and 2012

The following table presents Pro-Forma Operating Income (Loss) for the Company for the six months ended June 30, 2013 and 2012 based on the assumption that both Reach Media and Symon had been acquired on January 1, 2012. Operating expenses do not included any acquisition related expenses. In addition, the analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value Intangible Assets that were acquired.

●	Revenues have been reduced due to an adjustment of deferred revenue existing at the acquisition date to market value at the acquisition date.

	June 30, 2013	June 30, 2012
Revenues	32,920,646	32,465,262
Cost of Revenues	17,228,975	15,303,041
Gross Profit	15,691,671	17,162,221
Operating Expenses	25,041,396	19,080,510
Operating Income (Loss)	(9,349,725)	(1,918,289)

Operating expenses in 2013 include $4,135,316 of acquisition expenses.

14. Subsequent Events

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, to designate the amount, type and other terms and conditions of such awards and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date.

On August 2, 2013, the Company completed a public offering of 5,000,000 shares of its common stock at a public offering price of $8.00 per share minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $36.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has also granted the underwriters a 45-day option to purchase up to an additional 750,000 shares of its common stock to cover over-allotments, if any. As of August 13, 2013, this option had not been exercised. The Company has used $10 million of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness, and expects to use the remaining net proceeds from the offering for general corporate purposes, which may include the prepayment of additional indebtedness, the funding of growth initiatives in sales and marketing, capital expenditures, working capital and/or strategic acquisitions. The Company has no current agreements or commitments with respect to any strategic acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our anticipated future financial performance, expected operating results, such as revenue growth, and efforts to grow our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:  our success in retaining or recruiting, or changes required in, its management and other key personnel; the potential liquidity and trading of our securities; Reach Media’s history of incurring significant net losses and limited operating history; the competitive environment in the advertising markets in which we operate; the risk that the anticipated benefits of the combination of Reach Media or Symon, or of other acquisitions that we may complete, may not be fully realized; the risk that any projections, including earnings, revenues, margins or any other financial items are not realized; changing legislation and regulatory environments; business development activities, including our ability to contract with, and retain, customers on attractive terms; the general volatility of the market price of our common stock; risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act); general economic conditions; and such other factors as discussed throughout “Risk Factors” section of this report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

RMG Networks Holding Corporation ("RMG," the "Company", "we" or "us") was formed on January 5, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition of Reach Media Group Holdings, Inc. (“Reach Media”) on April 8, 2013 and on April 19, 2013 acquired Symon Holdings Corporation (“Symon”). Symon is considered to be the Company's predecessor corporation for accounting purposes.

As a result of its two acquisitions, the Company is a global provider of media applications and enterprise-class digital signage solutions. Through an extensive suite of products, including media services, proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients. The Company is one of the largest integrated digital signage solution providers globally and conducts operations through its Media Networks and its Enterprise Solutions business units.

The RMG Media Networks business unit engages elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the RMG Airline Media Network. The RMG Airline Media Network is a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spans almost all major commercial passenger airlines in the United States, delivers advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment.

The RMG Enterprise Solutions business unit provides end-to-end digital signage applications to power intelligent visual communication implementations for critical contact center, supply chain, employee communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. These solutions are relied upon by approximately 70% of the North American Fortune 100 companies and thousands of overall customers in locations worldwide. The installations of Enterprise Solutions deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure and data and security environments.

Revenue

The Company derives its revenue as follows:

●	Advertising

●	Product sales:

●	Licenses to use its proprietary software products;
●	Proprietary software-embedded media players;
●	Proprietary LED displays; and
●	Third-party flat screen displays and other third-party hardware.

●	Customer support services:

●	Product maintenance services; and
●	Subscription-based and custom creative content services.

●	Professional installation and training services

Revenue is recognized as outlined in “Critical Accounting Policies - Revenue Recognition” below.

Media Networks Revenues

The Company sells advertising through agencies and directly to a variety of customers under contracts ranging from one month to one year. Contracts usually specify the network placement, the expected number of impressions (determined by passenger or visitor counts), and the cost per thousand impressions (“CPM”) over the contract period to arrive at a contract amount. The Company bills for these advertising services as required by the customer, but most frequently on a monthly basis following the delivery of the contracted ad insertions. Revenue is recognized at the end of the month in which fulfillment of the advertising orders occurred.

Enterprise Solutions Revenues

The Company sells its Enterprise products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 90% or more of its enterprise sales are generated solely by the Company’s sales team, with 10% or less through resellers in 2013. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 85% of sales coming from the reseller channel. Overall, approximately 67% of the Company’s global enterprise revenues are derived from direct sales, with the remaining 33% generated through indirect partner channels.

The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not offer contractual rights of return other than under standard product warranties, and product returns from resellers have been insignificant to date. The Company sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies. The Company bills resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

Cost of Revenue

Media Networks Revenues

The cost of revenue associated with Media revenues consists primarily of revenue sharing with the Company’s airline and other business partners. Revenue sharing payments to airlines and other business partners are made on a monthly basis under either under minimum annual guarantees, or as a percentage of advertising revenues following collection from customers. The portion of revenue shared with partners ranges from 25% to 80% depending on the partner and the media asset. The Company makes minimum annual payments to three partners and revenue sharing payments to all other partners. The Company’s partnership agreements have terms generally ranging from one to five years. Four of the Company’s partnership agreements renew automatically unless terminated prior to renewal, and the remaining agreements have no obligation to renew.

Enterprise Revenues

The cost of revenue associated with Enterprise product sales consist primarily of the costs of media players, the costs of third-party flat screen displays, and the operating costs of the Company’s assembly and distribution center. The cost of revenue of professional services is the salary and related benefit costs of the Company’s employees and the travel costs of personnel providing installation and training services.  The cost of revenue of maintenance and content services consists of the salary and related benefit costs of personnel engaged in providing maintenance and content services and the annual costs associated with acquiring data from third-party content providers.

Operating Expenses

The Company’s operating expenses are comprised of the following components:

●	Sales and marketing expenses include salaries and related benefit costs of sales personnel, sales commissions, travel by sales and sales support personnel, and marketing and advertising costs.

●

Research and development (“R&D”) costs consist of salaries and related benefit costs of R&D personnel and expenditures to outside third-party contractors. To date, all R&D expenses are expensed as incurred.

●

General and administrative expenses consist primarily of salaries and related benefit costs of executives, accounting, finance, administrative, and IT personnel. Also included in this category are other corporate expenses such as rent, utilities, insurance, professional service fees, office expenses, travel by general and administrative personnel, and meeting expenses.

●	Acquisition expenses are comprised of the following:

■	Professional fees paid to attorneys, accountants, consultants, and other professionals in connection with the acquisition of Reach Media and Symon.
■	All costs associated with integrating and restructuring the operations of the acquired companies.
■	Expenses incurred by the Company prior to the acquisitions while still a development stage company.

●	Depreciation and amortization costs include depreciation of the Company’s office furniture, fixtures, and equipment and amortization of intangible assets.

Given the nature of the formation of the Company, its financial results are required to be reported on a basis that includes various groupings of the three companies (RMG Networks Holding Corporation, Reach Media and Symon), and for different time periods, both before and after the two acquisitions.

Results of Operations

Comparison of the period from April 20, 2013 to June 30, 2013 and the six months ended July 31, 2012

As discussed above, the Company acquired Reach Media on April 8, 2013 and Symon on April 19, 2013. Prior to the Company's acquisition of Symon, Symon had a January 31 fiscal year end. The Company’s financial statements have been prepared based on generally accepted reporting standards which require different groupings of the companies for differing periods. As a result, the financial statements for the period April 20, 2013 through June 30, 2013 include the results of operations of RMG, Reach Media, and Symon (the “Successor Company”) for only seventy two days. The financial statements for the six months ended July 31, 2012 include only the results of operations of Symon (the “Predecessor Company”) for the entire six-month period. As a result, the financial results shown are not generally comparable on a meaningful basis.

	April 20, 2013 through	Six Months Ended
	June 30,	July 31,	Change
	2013	2012	Dollars	%
Revenue	$15,050,027	$18,880,981	$(3,830,954)	-20.3%
Cost Of Revenue	8,387,112	7,743,183	643,929	8.3%
Gross Profit	6,662,915	11,137,798	(4,474,883)	-40.2%

Operating Expenses -
Sales and marketing	3,351,286	3,676,490	(325,204)	-8.8%
General and administrative	2,585,983	3,741,025	(1,155,042)	-30.9%
Research and development	806,401	1,023,521	(217,120)	-21.2%
Acquisition expenses	985,566	0	985,566
Depreciation and amortization	1,292,276	651,362	640,914	98.4%
Total Operating Expenses	9,021,512	9,092,398	(70,886)	-1.0%
Operating Income (Loss)	(2,358,597)	2,045,400	(4,403,997)	-215.3%
Warrant liability expense	(3,920,000)	0	(3,920,000))
Interest expense and other - net	(495,880)	(56,135)	(439,745)	-783.4%
Income (Loss) Before Income Taxes	(6,774,477)	1,989,265	(8,763,742)	-440.6%
Income Tax Expense (Benefit)	132,365	641,527	(509,162)	-79.4%
Net Income (Loss)	$(6,906,842)	$1,347,738	$(8,254,580)	-612.5%

Revenue

Revenue was $15,050,027 and $18,880,981 for the period April 20, 2013 through June 30, 2013 and the six months ended July 31, 2012, respectively. This represents a $3,830,954, or 20.3%, decrease. This difference in revenue is due to the fact that revenues shown for the period ended June 30, 2013 include results for the Successor Company for only seventy two days, and the revenues shown for the six months ended July 31, 2012 include the revenues of the Predecessor Company for the entire six-month period.

During the period ended June 30, 2013 and the six months ended July 31, 2012, the Company’s revenues were derived as follows.

	April 20, 2013 through	Six Months ended
	June 30,	July 31,
	2013	2012
Revenue
Advertising	$5,556,557	$0
Products	5,069,160	7,544,343
Maintenance and content services	2,572,555	8,375,245
Professional services	1,851,755	2,961,393
Total	$15,050,027	$18,880,981

The fluctuations in the components of revenues between the two periods are due to the same reason stated above with respect to total revenues. Specifically, since the Media Networks business unit is not included in revenues shown for the six-month period ended July 31, 2012, there are no advertising revenues in the six-month period.

The following table reflects the Company’s sales on a geographic basis.

	April 20, 2013 through		Six Months ended
	June 30,		July 31,
	2013		2012
North America	$11,681,562	79.3%	$13,410,876	71.0%
EMEA	3,368,465	20.7%	5,470,105	29.0%
Total	$15,050,027	100.0%	$18,880,981	100.0%

We believe that a better basis for comparing the Company’s financial results for 2013 and 2012 can be found in Note #13 to the Company’s unaudited financial statements located elsewhere in this report that provides “Pro-Forma” financial results for the six-month periods ended June 30, 2013 and 2012. This information provides the Company’s results of operations assuming the acquisitions of Reach Media and Symon had occurred on January 1, 2012 and the Company had operated as a combined entity since that date.

The Pro-Forma financial results reflect revenues of $32,920,646 and $32,465,262 for the six-month periods ended June 30, 2013 and 2012, respectively. These revenue totals include reductions in revenues of $1,000,000 in each six-month period resulting from the adjustment to market of the Company’s deferred revenue accounts at the acquisition date in accordance with GAAP purchase accounting guidelines.

Differences in the composition of the Company’s revenues for the two six-month Pro-Forma periods are as follows:

●

Advertising revenues from the Company’s Media Networks business unit totaled $12,510,676 and $10,626,350 for the six-month periods ended June 30, 2013 and 2012, respectively. This is a $1,884,326, or 17.7%, increase.

●	Revenues generated by the Company’s Enterprise Solutions business unit increased by $1,176,663, or 15.5%.
●

The Company had a $2,232,487, or 33.2%, decrease in professional services revenues. The vast majority of this decrease is due to the fact that the Company provided custom software development services for a customer in the six-month period ended June 30, 2012. These software services were of a non-recurring nature and there were no similar custom software development services provided in the six-month period ended June 30, 2013.

Cost of Revenue

Cost of revenue totaled $8,387,112 and $7,743,183 for the period from April 20, 2013 through June 30, 2013 and the six months ended July 31, 2012, respectively. This $643,929 increase in cost of revenue is directly attributable to the previous explanations given for the fluctuations in revenues, i.e., the cost of revenues are comprised of cost of revenue totals for different time periods and different groupings of companies.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the period from April 20, 2013 through June 30, 2013 and the six months ended July 31, 2012.

	April 20, 2013 through		Six Months ended		Change
	June 30,		July 31,
	2013	%	2012	%	Dollars	%
Revenue -
Advertising	$5,556,557	36.9%	$0	0.0%	$5,556,557
Products	5,069,160	33.7%	7,544,343	40.0%	(2,475,183)	-32.8%
Maintenance and content services	2,572,555	17.1%	8,375,245	44.3%	(5,802,690)	-69.3%
Professional services	1,851,755	12.3%	,2,961,393	15.7%	(1,109,638)	-37.5%
Total	15,050,027	100.0%	18,880,981	100.0%	(3,830,954)	-20.3%
Cost of Revenue -
Advertising	3,355,883	40.0%	0	0.0%	3,355,883
Products	3,261,492	38.9%	4,295,494	55.5%	(1,034,002)	-24.1%
Maintenance and content services	572,433	6.8%	1,435,208	18.5%	(862,775)	-60.1%
Professional services	1,197,304	14.3%	2,012,481	26.0%	(815,177)	-40.5%
Total	$8,387,112	100.0%	$7,743,183	100.0%	643,929	8.3%

The fluctuations in the components of cost of revenues between the two periods are due to the same reasons stated above with respect to total revenues. Specifically, since the Media Networks business unit is not included in revenues shown for the six-month period ended July 31, 2012, there are no advertising revenues in that six-month period and, as a result, no associated cost of advertising revenues.

The following table reflects the Company’s gross margins for the period ended June 30, 2013 and the six months ended July 31, 2012:

	April 20, 2013 through		Six Months ended
	June 30, 2013		July 31, 2012
Advertising	$2,200,674	39.6%	0	0.0%

Products	1,807,668	35.7%	3,248,849	43.1%

Maintenance and content services	2,000,122	77.7%	6,940,037	82.9%

Professional services	654,451	35.3%	948,912	32.0%

Although the financial results are for different time periods and for different groupings of companies, the gross margins for the period ended June 30, 2013 and the six-month period ended July 31, 2012 are comparable to the gross margins shown in the Pro-Forma financial results for the six-month periods ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses totaled $9,021,512 and $9,092,398 for the period from April 20 throughJune 30, 2013 and the six months ended July 31, 2012, respectively. This $70,886 decrease in operating expenses is also directly attributable to the previous explanations given for the fluctuations in revenues and cost of revenues, i.e., the operating expenses are comprised of operating expense totals for different time periods and different groupings of companies.

The Company incurred increased amortization expense of $640,914 in 2013 because of the amortization of the intangible assets recorded as a result of the acquisitions of Reach Media and Symon in accordance with GAAP purchase accounting guidelines.

A comparison of operating expenses shown in the Pro-Forma financial results reflects that pro-forma operating expenses totaled $25,041,396 and $19,080,510 for the six-month periods ended June 30, 2013 and 2012, respectively. The increase in operating expenses was primarily due to the following items:

●	The Company incurred $4,135,316 of expenses in 2013 in connection with the acquisitions of Reach Media and Symon.

●

Sales and marketing expenses were $1,807,220 higher in 2013 due to implementing the Company’s multiple sales growth initiatives. These initiatives include additional sales and sales support personnel and new marketing programs, materials, and personnel.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability expense of $3,920,000 for the period April 20 through June 30, 2013 represents the increase in the Company’s warrant liability during that period. The financial results for 2012 include only the results of Symon, which had no outstanding warrants.

Interest and other – Net

Interest expense and other - net increased by $439,745 due to interest related to the Company’s borrowings that were used finance the acquisition of Symon. The financial results shown for the six months ended July 31, 2012 include only Symon which had no outstanding debt.

Comparison of the period from April 20, 2013 to June 30, 2013 to the quarter ended July 31, 2012

As previously discussed, the Company’s financial results are required to be reported on a basis that includes various groupings of the three companies (RMG, Reach Media, and Symon), and for different time periods, both before and after the two acquisitions. The following analysis compares the financial results of the Successor Company (RMG, Reach Media, and Symon) for the period April 20 through June 30, 2013 with the financial results of the Predecessor Company (Symon) for the quarter ended July 31, 2012.

	April 20, 2013 through	Quarter Ended
	June 30,	July 31,	Change
	2013	2012	Dollars	%
Revenue	$15,050,027	$9,456,335	$5,593,692	59.2%
Cost Of Revenue	8,387,112	3,855,201	4,531,911	117.6%
Gross Profit	6,662,915	5,601,134	1,061,781	19.0%

Operating Expenses -
Sales and marketing	3,351,286	1,881,216	1,470,430	78.2%
General and administrative	2,585,983	1,870,843	715,140	38.2%
Research and development	806,401	485,474	320,567	66.0%
Acquisition expenses	985,566	0	985,566
Depreciation and amortization	1,292,276	329,483	962,793	292.2%
Total Operating Expenses	9,021,512	4,567,016	4,454,496	97.5%
Operating Income (Loss)	(2,358,597)	1,034,118	(3,392,715)	-328.1%
Warrant Liability	(3,920,000)	0	(3,920,000)
Interest and Other - Net	(495,880)	(14,052)	(481,828)	342.9%
Income (Loss)Before Income Taxes	(6,774,477)	1,020,066	(7,794,543)	764.1%
Income Tax Expense	132,365	322,831	(190,466)
Net Income (Loss)	$(6,906,842)	$697,235	$(7,604,077)

Revenue

Revenue was $15,050,027 and $9,456,335 for the period April 20, 2013 to June 30, 2013 and the quarter ended July 31, 2012, respectively. This represents a $5,593,692, or 59.2%, increase in revenues for the period ended June 30, 2013.

The Company’s operations included advertising revenue of $5,556,557 from its Media Networks business unit during the period ended June 30, 2013. Operations of the Predecessor Company for the quarter ended July 31, 2012 did not include any advertising revenue from the Media Networks business unit. The Company recognized an increase of $1,303,771, or 34.6%, in sales of its proprietary software, software-embedded media players and LED displays. The Company continued to sell maintenance and content services with the majority of its new orders and renewed a large percentage of its customers’ maintenance and content services contracts.

During the period ended June 30, 2013 and the quarter ended July 31, 2012 the Company’s revenues were derived as follows.

	April 20, 2013 through		Quarter Ended
	June 30,		July 31,
	2013		2012
	$	%	$	%
Revenue -
Advertising	5,556,557	36.9%	0	0.0%
Products	5,069,160	33.7%	3,765,389	39.8%
Maintenance and content services	2,572,555	17.1%	4,198,958	44.4%
Professional services	1,851,755	12.3%	1,491,988	15.8%
Total	15,050,027	100.0%	9,456,335	100.0%

The following table reflects the Company's sales on a geographic basis.

	April 20, 2013 through		Quarter Ended
	June 30,		July 31,
	2013		2012
North America	$11,681,562	77.6%	$6,510,062	73.3%
EMEA	3,368,465	22.4%	2,946,273	26.7%
Total	$15,050,027	100.0%	$9,456,335	100.0%

North America revenues were $5,171,500 higher in the period ended June 30, 2013 because of advertising revenues from the Media Networks business unit. The vast majority of the revenues of the Media Networks business unit are generated from customers in North America.

Cost of Revenue

Cost of revenue totaled $8,387,112 and $3,855,201 for the period April 20, 2013 through June 30, 2013 and the quarter ended July 31, 2012, respectively. This increase in the total cost of revenue is primarily attributable to the cost of revenue associated with advertising revenues generated by the Media Networks business unit. Operations of the Predecessor company for the quarter ended July 31, 2012 did not include any advertising revenue from the Media Networks business unit.

The Company’s overall gross margin on sales in the period April 20, 2013 through June 30, 2013 decreased to 44.3% from 59.2% in the quarter ended July 31, 2012. This lower gross margin on revenues was primarily attributable to the fact that advertising revenues, which comprised 34.9% of total revenues in the period ended June 30, 2013, generate a lower gross margin than the average gross margin of the Company’s other products and services.

The following table summarizes the composition of Company’s revenue, cost of revenue, and gross margins for the period April 20, 2013 June 30, 2013 and the three months ended July 31, 2012.

	April 20, 2013 through June 30, 2013		Quarter Ended July 31, 2012		Change
	Dollars	%	Dollars	%	Dollars	%
Revenue -
Advertising	$5,556,557	36.9%	$0	0.0%	5,556,557
Products	5,069,160	33.7%	3,765,389	40.0%	$1,303,771	34.6%
Maintenance and content services	2,572,555	17.1%	4,198,958	44.3%	(1,626,403)	-38.7%
Professional services	1,851,755	12.3%	1,491,988	15.7%	359,767	24.1%
Total	$15,050,027	100.0%	$9,456,335	100.0%	$5,593,692	59.2%
Cost of Revenue -
Advertising	3,355,883	40.0%	0	0.0%	3,355,883
Products	3,261,492	38.9%	2,157,977	56.0%	1,103,515	51.1%
Maintenance and content services	572,433	6.8%	651,763	16.9%	(79,330)	-12.2%
Professional services	1,197,304	14.3%	1,045,461	27.1%	151,843	14.5%
Total	$8,387,112	100.0%	$3,855,201	100.0%	$4,531,911	117.6%
Gross Margin -	6,662,915	44.3%	5,601,134	59.2%	1,061,781	19.0%

Advertising	$1,900,674	36.2%	$0	0.0%	$1,900,674

Products	1,807,668	35.6%	1,607,412	42.3%	200,256	12.5%

Maintenance and content services	2,000,122	77.8%	3,547,195	84.5%	(1,547,073)	-43.6%

Professional services	954,451	44.4%	446,527	29.9%	507,924	113.7%

Operating Expenses

Operating expenses totaled $9,021,512 and $4,567,016 for the period April 20, 2013 through June 30, 2013 and the quarter ended July 31, 2012, respectively. This represents a $4,454,496, or 97.5%, increase in operating expenses. The major fluctuations in operating expenses were as follows:

●	The Company incurred $946,111 of acquisition expenses in the period ended June 30, 2013;

●

Sales and marketing expenses increased $1,470,430 and General and administrative expenses increased $715,140 due to the combination of the acquired companies. This resulted in a 58.2% increase in these expenses during the period ended June 30, 2013;

●	Depreciation and amortization expense increased $962,793 or 292.2% because of the amortization of the Intangible Assets acquired in the two acquisitions.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability expense of $3,920,000 for the period April 20 through June 30, 2013 represents the increase in the Company’s warrant liability during that period. The financial results for 2012 include only the results of Symon which had no outstanding warrants.

Interest and other – Net

Interest expense and other - net increased by $481,828 due to interest on the Company’s borrowings that were used to finance the acquisition of Symon. The financial results shown for the three-months ended July 31, 2012 include only Symon which had no outstanding debt.

Liquidity and Capital Resources

The Company’s primary source of liquidity prior to acquiring Reach Media and Symon had been the cash generated from its original Offering. Historically, Symon had generated cash from the sales of its products and services to its global customers. In addition, both Reach Media and Symon had realized cash through debt agreements with lenders.

In April 2013, the Company entered into two debt agreements whereby it received $34,000,000 of cash. These funds were used to finance the acquisition of Symon.

At June 30, 2013, the Company’s cash and cash equivalents balance was $5,979,263. This includes cash and cash equivalents of $1,866,060 held in bank accounts of its subsidiary located outside the United States. The Company currently plans to use this cash to fund its on-going foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

Management feels that the Company has an adequate amount of cash to operate the Company for at least twelve months from June 30, 2013.

At June 30, 2013 the Company had outstanding debt of $33,460,000. This debt relates to the borrowings the Company made in connection with the acquisition of Reach Media and Symon as discussed above. The Company is currently required to make quarterly principal payments of $600,000 on its outstanding debt.

The Company has generated and used cash as follows:

	April 20, 2013 through June 30,	Six Months Ended July 31,
	2013	2012
Operating cash flow	$(3,877,514)	$2,751,020
Investing cash flow	(381,323)	(205,272)
Financing cash flow	(600,000)	0

Operating Activities

The decrease in cash from operating activities of $3,877,514 for the period April 20, 2013 through June 30, 2013 is primarily due to the net loss of $6,906,842 recognized by the Successor Company. The net loss is offset by the $3,920,000 charge to earnings for the increase in the Company’s warrant liability and the $1,292,276 charge for depreciation and amortization, because these are both non-cash expenses in the period. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable increased by $4,412,699 due to the very high sales level by the Enterprise Solutions business unit in June.

●	Accounts payable increased by $1,840,941 as improved payment terms were achieved with certain vendors.
●	Deferred revenue decreased by $372,579.

The increase in cash from operating activities of $2,751,020 for the six months ended July 31, 2012 was primarily due to net income of $1,347,738 recognized by Symon, the Predecessor Company. The effect of net income on cash is increased by depreciation and amortization for the period of $651,362 because it is a non-cash charge to earnings. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable decreased by $936,316 due to increased and more successful collections efforts.

●	Inventory decreased by $747,248 as inventory levels were better aligned with customer order flow.
●	Accounts payable decreased by $1,034,322.

Investing Activities

The decrease in cash of the Successor Company of $381,323 from investing activities during the period April 20, 2013 through June 30, 2013 is due to an additional payment of $209,079 in connection with the Symon acquisition and expenditures of $172,244 for capital assets.

The decrease in cash of the Predecessor Company of $205,272 from investing activities during the six months ended July 30, 2012 is due to expenditures for capital assets.

Financing Activities

The Successor Company made a quarterly principal payment of $600,000 to its lenders during the period ended June 30, 2013.

Recent Developments

Incentive Stock Option Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, and to designate the amount, type and other terms and conditions of such awards, and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date.

Public Offering Of Common Stock

On August 2, 2013, the Company completed a public offering of 5,000,000 shares of its common stock at a public offering price of $8.00 per share minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $36.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has also granted the underwriters a 45-day option to purchase up to an additional 750,000 shares of its common stock to cover over-allotments, if any. As of August 14, 2013, this option had not been exercised. The Company has used $10 million of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness, and expects to use the remaining net proceeds from the offering for general corporate purposes, which may include the prepayment of additional indebtedness, the funding of growth initiatives in sales and marketing, capital expenditures, working capital and/or strategic acquisitions. The Company has no current agreements or commitments with respect to any strategic acquisition.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included elsewhere in this prospectus. The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance requires judgment and is reviewed monthly, and the Company establishes reserves for doubtful accounts on a case-by-case basis based on historical collection experience and a current review of the collectability of accounts. The Company’s collection experience has been consistent with our estimates.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Slow moving and obsolete inventories are written off based on historical experience and estimated future usage.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a purchase business combination and is tested annually for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying value. Second, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The fair values calculated in the Company’s impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, the Company’s long-term anticipated operating income growth rate and the discount rate. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. The assumptions that are used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. The Company evaluates the reasonableness of the fair value calculations of its reporting units by comparing the total of the fair value of all of the Company’s reporting units to the Company’s total market capitalization. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.

Intangible assets include software, customer relationships, trademarks and trade names, and covenants not-to-compete acquired in purchase business combinations. Certain trademarks and trade names have been determined to have an indefinite life and are not amortized. Software, customer relationships, and definite lived trademarks and trade names are amortized on a straight-line basis, which approximates the customer attrition for customer relationships, over their estimated useful lives. Covenants not-to-compete are amortized over the non-compete period.

The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value.  Intangible assets that have indefinite lives are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount.

The Company’s acquired Intangible Assets with definite lives are being amortized as follows:

Weighted Average
Acquired Intangible Asset:	Amortization Period:
Software and technology	5 years
Customer relationships	7 years
Partner relationships	7 years
Tradenames and trademarks	5 years
Covenant Not-To-Compete	4 years

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset.

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

As a result of the Company’s operations outside of the United States, its global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which the Company operates. The Company bases its estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to the Company and to estimates of the amount of income to be derived in any given jurisdiction.

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized. It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause a change in the Company’s assessment of the appropriate accrual amount. U.S. income taxes have not been provided on $3.8 million of undistributed earnings of foreign subsidiaries as of January 31, 2013. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. Significant judgment is required to evaluate uncertain tax positions. The Company files its tax returns based on its understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and the Company’s operations, as well as positions taken publicly by the taxing authorities, may lead the Company to conclude that accruals for uncertain tax positions are required. Changes in facts and circumstances could have a material impact on the Company’s effective tax rate and results of operations.

Revenue Recognition

The Company recognizes revenue primarily from these sources:

●	Advertising;
●	Products
●	Professional services; and
●	Maintenance and content services.

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable. The Company assesses collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Sales and use taxes are reported on a net basis, excluding them from revenue and cost of revenue.

Advertising

The Company sells advertising through agencies and directly to a variety of customers under contracts ranging from one month to one year. Contracts usually specify the network placement, the expected number of impressions (determined by passenger or visitor counts) and the cost per thousand impressions (“CPM”) over the contract period to arrive at a contract amount. The Company bills for these advertising services as requested by the customer, generally on a monthly basis following delivery of the contracted number of impressions for the particular ad insertion. Revenue is recognized at the end of the month in which fulfillment of the advertising order occurred. Although the Company typically presents invoices to an advertising agency, collection is reasonably assured based upon the customer placing the order.

Under Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 605-45 Principal Agent Considerations (Reporting Revenue Gross as a Principal versus Net as an Agent) the Company has recorded its advertising revenues on a gross basis.

Payments to airline and other partners for revenue sharing are paid on a monthly basis either under a minimum annual guarantee (based upon estimated advertising revenues), or as a percentage of the advertising revenues following collection from customers. The portion of revenue that the Company shares with its partners ranges from 25% to 80% depending on the partner and the media asset. The Company makes minimum annual guarantee payments under four agreements (three to airline partners and one to another travel partner). Payments to all other partners are calculated on a revenue sharing basis. The Company’s partnership agreements have terms ranging from one to five years. Four partnership agreements renew automatically unless terminated prior to renewal and the other partners have no obligation to renew.

Multiple-element arrangements

Products consist of proprietary software and hardware equipment. The Company considers the sale of its software more than incidental to the hardware as it is essential to the functionality of the product and is classified as part of the Company’s products. The Company enters into multiple-product and services contracts, which may include any combination of equipment and software products, professional services, maintenance and content services.

Prior to February 1, 2011, the Company recognized revenue in accordance with the provisions of ASC 985-605, Software Revenue Recognition. Revenue was allocated among the multiple-elements based on vendor-specific objective evidence (“VSOE”) of fair value of the undelivered elements and the application of the residual method for arrangements in which the Company has established VSOE of fair value for all undelivered elements.

VSOE of fair value is considered the price a customer would be required to pay if the element was sold separately based on the Company’s historical experience of stand-alone sales of these elements to third parties. For maintenance and content services, the Company used renewal rates for continued support arrangements to determine fair value. In situations where the Company had fair value of all undelivered elements but not of a delivered element, the Company applied the “residual method.” Under the residual method, if the fair value of the undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met.

On February 1, 2011, the Company adopted an accounting update regarding revenue recognition for multiple arrangements, referred to as multiple element arrangements (“MEAs”) and an accounting update for certain revenue arrangements that include tangible products containing essential software on a prospective basis for applicable transactions originating or materially modified after February 1, 2011.

MEAs are arrangements with customers which include multiple deliverables, including a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control. Revenue from arrangements for the sale of tangible products containing both software and non-software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price (“RSP”) method for each unit of accounting based first on VSOE if it exists, second on third-party evidence (“TPE”) if it exists, and on estimated selling price (“ESP”) if neither VSOE or TPE of selling price of the Company’s various applicable tangible products containing essential software products and services. The Company establishes the pricing for its units of accounting as follows:

●

VSOE— For certain elements of an arrangement, VSOE is based upon the pricing in comparable transactions when the element is sold separately. The Company determines VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or standalone prices for the service element(s).

●

TPE— If the Company cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, the Company uses third-party evidence of selling price. The Company determines TPE based on sales of comparable amounts of similar products or services offered by multiple third parties considering the degree of customization and similarity of the product or service sold.

●

ESP— The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When VSOE or TPE does not exist for an element, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

The Company prospectively adopted the new rules and the adoption of the amended revenue recognition rules, consisting primarily of the change from the residual method to the RSP method to allocate the arrangement fee. This adoption did not significantly change the timing of revenue recognition nor did it have a material impact on the consolidated financial statements for the years ended January 31, 2013 and 2012.

Upon the adoption of the new revenue recognition rules the Company re-evaluated its allocation of revenue and determined that it still had similar units of accounting and nearly all of its products and services qualify as separate units of accounting. The Company has established VSOE for its professional services and maintenance and content services of accounting based on the same criteria as previously used under the software revenue recognition rules.

Previously, the Company rarely sold its products without maintenance and therefore the residual value of the sales arrangement was allocated to the products. The Company now uses the estimated selling price to determine the relative sales price of its products. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that the Company’s last remaining obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria.

Judgment is required in the determination of company-specific objective evidence of fair value, which may impact the timing and amount of revenue recognized depending on whether company-specific objective evidence of fair value can be demonstrated for the undelivered elements of an arrangement and the approaches used to demonstrate company-specific objective evidence of fair value.

The Company’s process for determining ESPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change, the Company’s ESPs and the future rate of related maintenance could change.

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 90% or more of sales are generated solely by the Company’s sales team, with 10% or less through resellers in 2013. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 85% of sales coming from the reseller channel. Overall, approximately 67% of the Company’s global revenues are derived from direct sales, with the remaining 33% generated through indirect partner channels.

The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not offer contractual rights of return other than under standard product warranties and product returns from resellers have been insignificant to date. The Company therefore sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

The Company recognizes revenue on sales to resellers consistent with its recognition policies as discussed below.

Product revenue

The Company recognizes revenue on product sales generally upon delivery of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales, and the related shipping costs are included in cost of sales.

Professional services revenue

Professional services consist primarily of installation and training services. Installation fees are recognized either on a fixed-fee basis or on a time-and-materials basis. For time-and materials contracts, the Company recognizes revenue as services are performed. For fixed-fee contracts, the Company recognizes revenue upon completion of the installation which is typically completed within five business days. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant. The fee allocable to training is recognized as revenue as the Company performs the services.

Maintenance and content services revenue

Maintenance support consists of hardware maintenance and repair and software support and updates. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content services consist of providing customers live and customized news feeds.

Maintenance and content services revenue is recognized ratably over the term of the contracts, which is typically one to three years. Maintenance and support is renewable by the customer annually. Rates, including subsequent renewal rates, are typically established based upon specified rates as set forth in the arrangement. The Company’s hosting support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal.

Research and Development Costs

Research and development costs incurred prior to the establishment of technological feasibility of the related software product are expensed as incurred. After technological feasibility is established, any additional software development costs are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

Net Income (Loss) per Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income available to the common stockholders, based upon their distribution rights, by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There are no stock options, warrants, or other equity instruments outstanding that are dilutive.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

From time to time we are named as a defendant in legal actions arising from our normal business activities. We are not currently subject to any material legal proceedings that, in our opinion, will have a material effect on our financial positions, operating results or cash flows.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us that we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to Our Company

The markets for digital signage and advertising are competitive and we may be unable to compete successfully.

The markets for digital signage and advertising are very competitive and we must compete with other established providers. We compete with larger companies in many of the markets we serve. We compete for advertising sales directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and Internet portals and search engines and digital out-of-home advertising represents a small portion of this market. We expect existing competitors and new entrants into the markets where we do business to constantly revise and improve their business models in light of challenges from us or other companies in the industry. If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

Increased competition may result in new products and services that fundamentally change our markets, reduce prices, reduce margins or decrease our market share. We may be unable to compete successfully against current or future competitors, some of whom may have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

Our operations are subject to the strength or weakness of our customers’ businesses, and we may not be able to mitigate that risk.

A large percentage of our business is attributable to customers in industries which are sensitive to general economic conditions. During periods of economic slowdown or during periods of weak business results, our customers often reduce their capital and advertising expenditures and defer or cancel pending projects, facilities upgrades or promotional activities. Such developments occur even among customers that are not experiencing financial difficulties.

For example, in 2008, a very large U.S.- based mortgage company, which was at the time one of our largest Enterprise Solutions customers, did not buy any of our products as a result of the economic downturn. Similar slowdowns could affect our customers in the hospitality industry in the wake of terrorist attacks, economic downturns or material changes in corporate travel habits. In addition, expenditures by advertisers tend to be cyclical, reflecting economic conditions, budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising spending. The global economic downturn that began in 2008 resulted in a decline in consumer spending in the United States, which resulted in a corresponding slowdown in advertising spending by businesses and advertisers.

Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A long term continued or heightened economic downturn in one or more of the key industries that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Furthermore, even in the absence of a downturn in general economic conditions, our customers may reduce the money they spend on our products and services for a number of other reasons, including:

●     a decline in economic conditions in an industry we serve;

●     a decline in advertising or capital spending in general;

●     a decision to shift expenditures to competing products;

●     unfavorable local or regional economic conditions; or

●     a downturn in an individual business sector or market.

Such conditions could have a material and adverse effect on our ability to generate revenue from our products and services, with a corresponding adverse effect on our financial condition and results of operations.

The recent and ongoing global economic uncertainty may adversely impact our business, operating results or financial condition.

As widely reported, financial markets in the U.S., Europe and Asia have experienced extreme disruption since late 2008, and while there has been improvement in recent years, the worldwide economy remains fragile as uncertainty remains regarding when the economy will improve to historical growth levels. Any return to the conditions that existed during the recent recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

●	increased competition for fewer industry dollars;

●	pricing pressure that may adversely affect revenue and gross margin;

●	reduced credit availability and/or access to capital markets;

●	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

●	customer financial difficulty and increased risk of doubtful accounts receivable.

A higher percentage of our sales and profitability occur in the third and fourth quarters.

We sell more of our products in the third and fourth quarters because of traditional technology and advertising buying patterns of our customers. Advertising cycles, corporate year end budgets, government buying and regional economics will affect the amount of our products and services that will fit into customers’ budgets late in the year. Any unanticipated decrease in demand for our products during the third and fourth quarters could have an adverse effect on our annual sales and profitability. In addition, slower selling cycles during the first and second quarters may adversely affect our stock price.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly in the future.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. These fluctuations may cause the market price of our common stock to decline. We base our planned operating expenses in part on expectations of future revenues, and our expenses are relatively fixed in the short term. If revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. In future periods, our revenue and operating results may be below the expectation of analysts and investors, which may cause the market price of our common stock to decline. Factors that are likely to cause our revenues and operating results to fluctuate include those discussed elsewhere in this section.

The nature of advertising sales cycles and shifting needs of advertisers makes it difficult for us to forecast revenues and increases the variability of quarterly fluctuations, which could cause us to improperly plan for our operations.

A substantial amount of our advertising commitments are made months in advance of when the advertising airs on our media networks. Between the time at which advertising commitments are made and the advertising is aired, the needs of our advertisers can change. Advertisers may desire to change the timing, level of commitment and other aspects of their advertising placements. As a result, our future advertising commitment at any particular date is not necessarily indicative of actual revenues for any succeeding period, making it more difficult to predict our financial performance. These changes could also negatively impact our financial performance, including quarterly fluctuations.

Implementation and integration of new products, such as expanding our advertising assets, software, media player and services product portfolios, could harm our results of operations.

A key component of our growth strategy is to develop and market new products. We may be unable to produce new products and services that meet customers’ needs or specifications. If we fail to meet specific product specifications requested by a customer, the customer may have the right to seek an alternate source for a product or service or to terminate an underlying agreement. A failure to successfully meet the specifications of our potential customers could decrease demand or otherwise significantly hinder market adoption of our products and may have a material adverse effect on our business, financial condition or results of operations.

The process of introducing a new product to the market is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event we are not successful in developing a wide range of offerings or do not gain wide acceptance in the marketplace, we may not recoup our investment costs, and our business, financial condition and results of operations may be materially adversely affected.

Shortages of components or a loss of, or problems with, a supplier could result in a disruption in the installation or operation of our products or services.

From time to time, we have experienced delays in manufacturing our products for several reasons, including component delivery delays, component shortages and component quality deficiencies. Component shortages, delays in the delivery of components, and supplier product quality deficiencies may occur in the future. These delays or problems have in the past and could in the future result in delivery delays, reduced revenues, strained relations with customers and loss of business. Also, in an effort to avoid actual or perceived component shortages, we may purchase more components than we may otherwise require. Excess component inventory resulting from over-purchases, obsolescence, installation cancellations or a decline in the demand for our products could result in equipment impairment, which in the past has had and in the future would have a negative effect on our financial results.

We obtain several of the components used in our products from limited sources. We rarely have guaranteed supply arrangements with our suppliers, and cannot be sure that suppliers will be able to meet our current or future component requirements. If component manufacturers do not allocate a sufficient supply of components to meet our needs or if current suppliers do not provide components of adequate quality or compatibility, we may have to obtain these components at a higher cost from distributors or on the spot market. If we are forced to use alternative suppliers of components, we may have to alter our manufacturing process or installations to accommodate these components. Modification of our manufacturing process or our installations to use alternative components could cause significant delays and reduce our ability to generate revenues.

The failure of our service providers to provide, install and maintain our equipment could result in service interruptions and damage to our business.

We are and will continue to be significantly dependent upon third-party service providers to provide, install and maintain relevant video display and media player equipment at our installations. The failure of any third-party provider to continue to perform these services adequately and timely could interrupt our business and damage our relationship with our partners and their relationship with consumers. Any outage would also impact our ability to deliver on the contracted service levels, which would prevent us from recognizing revenues.

We rely on third parties for data transmission, and the interruption or unavailability of adequate bandwidth for transmission could prevent us from distributing our programming as planned.

We transmit the majority of the content that we provide to our partners and customers using Internet connectivity supplied by a variety of third-party network providers. We also rely on the networks of some of our partners to transmit content to individual screens. If we or our partners experience failures or limited network capacity, we may be unable to maintain programming and meet our advertising commitments. Problems with data transmission may be due to hardware failures, operating system failures or other causes beyond our control. In addition, there are a limited number of Internet providers with whom we could contract, and we may be unable to replace our current providers on favorable terms, if at all. If the transmission of data to our partners or customers becomes unavailable, limited due to bandwidth constraints or is interrupted or delayed because of necessary equipment changes, our partner and customer relationships and our ability to obtain revenues from current and new partners and customers could suffer.

Computer viruses could cause significant downtime for our media network, decreasing our revenues and damaging our relationships with partners and customers.

We generate revenues from the sales of advertising and content that is aired in our partners’ and customers’ installations. Computer hackers infecting our network, or the networks of our partners or customers in which our network is integrated, with viruses could cause our network to be unavailable. Significant downtime could decrease our revenues and harm our relationships and reputation with partners, customers and consumers.

Our products often operate on the same network used by our customers for other aspects of their businesses, and we may be held responsible for defects or breakdowns in these networks if it is believed that such defects or breakdowns were caused by our products.

Our products are operated across our customers’ proprietary networks, which are used to operate other aspects of these customers’ businesses. In these circumstances, any defect or virus that occurs on our products may enter a customer’s network, which could impact other aspects of the customer’s business. The impact on a customer’s business could be severe, and if we were held responsible, it could have an adverse effect on our customer relationships and on our operating results.

The content we distribute to partners and customers may expose us to liability.

We provide or facilitate the distribution of content for our partners and customers. This content includes advertising-related content, as well as movie and television content and other media, much of which is obtained from third parties. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

Our growth strategy includes expanding our geographic coverage in or into the Asia-Pacific region, Europe, the Middle East and Latin America. In many cases, we have limited experience in these regions, and may encounter difficulties due to different technology standards, legal considerations, language barriers, distance and cultural differences. We may not be able to manage operations in these regions effectively and efficiently or compete effectively in these new markets. If we do not generate sufficient revenues from these regions to offset the expense of expansion into these regions, or if we do not effectively manage accounts receivable, foreign currency exchange rate fluctuations and taxes, our business and our ability to increase revenues and enhance our operating results could suffer.

If we fail to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on expansion strategies or meet the demands of advertisers.

We have expanded, and continue to expand, our operations into new markets. The growth in our business and operations has required, and will continue to require, significant attention from management and place a strain on operational systems and resources. To accommodate this growth, we will need to upgrade, improve or implement a variety of operational and financial systems, procedures and controls, including the improvement of accounting and other internal management systems, all of which require substantial management efforts.

We will also need to continue to expand, train, manage and motivate our workforce, manage our relationships with our customers, and add sales and marketing offices and personnel to service these relationships. All of these endeavors will require substantial managerial efforts and skill, and incur additional expenditures. We may not be able to manage our growth effectively, and as a result may not be able to take advantage of market opportunities, execute on expansion strategies or meet the demands of our customers.

We may not realize the anticipated benefits of the acquisitions of Symon and Reach Media or of future acquisitions or investments.

We acquired our operating subsidiaries in two separate business combinations in April 2013, and our operating subsidiaries, in turn, have grown their businesses in part through acquisitions. For example, AFS Message-Link and Dacon, Ltd. are companies that Symon purchased in 2006 and 2008, respectively. AFS Message-Link allowed Symon to enter the hospitality digital markets as a key industry participant, and Symon’s acquisition of Dacon, a company based in the United Kingdom, expanded Symon’s contact center market presence and its base of large resellers. Likewise, Reach Media established its executive airline club business through the acquisition of the Executive Media Network and its wholly-owned subsidiaries in April 2011. As part of our business strategy, we intend to make future acquisitions of, or investments in, technologies, products and businesses that we believe could complement or expand our business, enhance our technical capabilities or offer growth opportunities. However, we may be unable to identify suitable acquisition candidates in the future or make these acquisitions on a commercially reasonable basis, or at all. In addition, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that do not come to fruition. These resources could otherwise be spent on our own customer development, marketing and customer sales efforts and research and development.

Our acquisitions of Symon and RMG, and any future acquisitions and investments we may undertake, subject us to various risks, including:

●	failure to transition key customer relationships and sustain or grow sales levels, particularly in the short-term;

●	loss of key employees related to acquisitions;

●	inability to successfully integrate acquired technologies or operations;

●	failure to realize anticipated synergies in sales, marketing and distribution;

●	diversion of management’s attention;

●	adverse effects on our existing business relationships with its customers;

●	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

●	expenses related to amortization of intangible assets and potential write-offs of acquired assets; and

●	the inability to recover the costs of acquisitions.

If our acquisition strategy is not effective, we may not be able to expand our business as expected. In addition, our operating expenses may increase more than our revenues as a result of such expansion efforts, which could materially impact our operating results and our stock price.

Our strategy to expand our sales and marketing operations and activities may not generate the revenue increases anticipated or such revenue increases may only be realized over a longer period than currently expected.

Building a digital signage solutions customer base and achieving broader market acceptance of our digital signage solutions will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We plan to expand our direct sales force both domestically and internationally; however, there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. Our business could be harmed if our sales and marketing expansion efforts do not generate a corresponding significant increase in revenue.

Our Reach Media subsidiary has a history of incurring significant net losses, and our future profitability is not assured.

For the years ended December 31, 2012 and 2011, Reach Media, which we acquired on April 8, 2013, incurred net losses of $11.5 million and $14.9 million, respectively. Reach Media’s operating results for future periods are subject to numerous uncertainties and there can be no assurances that it will be profitable in the foreseeable future, if at all. Reach Media has minimum payment commitments with four of its advertising partners. These commitments constitute a significant part of Reach Media’s cost of revenues. If Reach Media’s revenues decrease in a given period, it may be unable to reduce cost of revenues as a significant part of its cost of revenues is fixed, which could materially and adversely affect Reach Media's business and, therefore, our results of operations and lead to a net loss for that period.

Our Reach Media subsidiary has a limited operating history, which may make it difficult to evaluate its business and prospects.

Reach Media began business operations in September 2005 as Danouv Inc., developing a digital signage technology platform for ad serving and content distribution. Reach Media launched an initial media network with 650 screens in coffee shops and eateries in August 2006. In September 2006, Danouv Inc. changed its name to Danoo Inc. In July 2009, Danoo purchased certain assets of IdeaCast Inc., which operated a digital signage network in gyms and fitness centers and in the airline in-flight entertainment space. In August 2009, Danoo was renamed RMG Networks, Inc.

Reach Media acquired certain assets and cash from Pharmacy TV Network, LLC in March 2010 in an all-stock transaction. Pharmacy TV was a retail point of sale network in pharmacies across the United States. Reach Media subsequently shut this network down during the fourth quarter of 2011 due to lack of scale and advertiser demand. Reach Media acquired Executive Media Network Worldwide and its wholly-owned subsidiaries Corporate Image Media, Inc. and Prophet Media, LLC (collectively the Executive Media Network) in April 2011 to extend its airline media offering from airport business lounges to in-flight media. The Executive Media Network acquisition introduced a proprietary booking, tracking and inventory system called Charlie into the Reach Media technology portfolio. The Executive Media Network was subsequently transitioned to the Reach Media technology platform for content delivery and network management. This acquisition also consolidated the number of companies in the United States working with airlines to sell media. During the first quarter of 2012, Reach Media divested the NYTimes.com Today network, and in July 2012 Reach Media sold the Fitness Network.

Reach Media took steps to align resources behind the airline media properties because Reach Media was a category leader in that space in 2012. Accordingly, it has a limited operating history for operations upon which you can evaluate the viability and sustainability of its business and its acceptance by advertisers and consumers. It is also difficult to evaluate the viability of its use of audiovisual advertising displays in airline executive clubs, IFE displays, Wi-Fi advertising and other digital out-of-home commercial locations as a business model because it does not have sufficient experience to address the risks frequently encountered by early stage companies using new forms of advertising media and entering new and rapidly evolving markets. These circumstances may make it difficult to evaluate Reach Media’s business and prospects.

The airline industry is highly competitive, and a substantial weakening of, or business failure by, any of our partner airlines could negatively affect our revenues and jeopardize any investment we make in deploying the RMG Airline Media Network in airline executive clubs.

The airline industry is highly competitive and has experienced substantial consolidation. Because our ability to generate revenues from advertising sales and services depends upon our ongoing relationships with a limited number of airlines, any substantial weakening or failure of the business of one or more of our existing airlines, or the consolidation of one or more of our airlines with a third party, could cause our revenues to decline, damaging our business and prospects.

We have in the past made, and plan in the future to make, significant investments in the equipment, installation and support of the RMG Airline Media Network within airline executive clubs. We intend to pursue opportunities where we may invest in new airline relationships and the deployment of new media inventory, and the weakening, failure or acquisition of any of our airline partners in the future could result in our loss of our investment and/or a negative return on our investment. In addition, we may incur additional expense recovering our equipment from airline executive clubs in the event any such clubs cease to operate or close for any reason.

If we are unable to retain or renew existing partnerships with airlines, IFE and Wi-Fi providers on commercially advantageous terms, we may be unable to maintain or expand RMG Airline Media Network coverage and our costs may increase significantly in the future.

Our ability to generate revenues from advertising sales depends largely upon our ability to provide a large air travel advertising network for the display of advertisements. However, there can be no assurances that we will be able retain or renew our existing partnerships with airlines, IFE and Wi-Fi providers, and any failure to maintain our network could damage our relationships with advertisers and materially and negatively affect our business.

We currently have ten partnership contracts that have terms ranging from one to five years. Four contracts renew automatically unless terminated prior to renewal while the rest have no automatic renewal provisions. Three partnership contracts were subject to renewal in 2013. We have renewed two of these contracts before expiration at terms comparable to the prior contracts. One contract expired and was not renewed. In addition, we have minimum revenue commitments to four of our partners, which comprise a significant portion of our total cost of revenues. These commitments may increase over time and as partnership contracts terminate, we may experience a significant increase in our costs of revenues when we have to renew these contracts. If we cannot pass increased costs onto advertisers through rate increases, our earnings and results of operations could be materially and adversely affected. In addition, many of our partnership contracts contain provisions granting us certain exclusive advertising rights. We may not be able to retain these exclusivity provisions when we renew these contracts. If we were to lose exclusivity, our advertisers may decide to advertise with our competitors or otherwise reduce their spending on the RMG Airline Media Network and we may lose market share.

Our partners may terminate their contracts with us or may not enter into new contracts with us on terms that are commercially advantageous to us. If our partners seek to negotiate terms that are less favorable to us and we accept such terms, or if we seek to negotiate better terms, but are unable to do so, then our business, operating results and financial condition could be materially and adversely affected.

We have relied, and expect to continue to rely, on a limited number of advertisers for a significant portion of our advertising-related revenues, and such revenues could decline due to the delay of orders from, or the loss of, one or more significant advertisers.

We expect that a small number of advertisers will constitute a significant portion of our advertising-related revenues for the foreseeable future. Our relationships with these advertisers may not expand or may be disrupted. If a major advertiser purchases less advertising or defers orders in any particular period, or if a relationship with a major advertiser is terminated, our revenues could decline and our operating results may suffer. We are also obligated to provide minimum annual guarantees to certain airline and media partners, which we could have difficulty satisfying if our advertising revenues significantly decrease for any reason.

If advertisers or the viewing public do not accept, or lose interest in, our digital out-of-home advertising network, our revenues may be negatively affected and our business may not expand or be successful.

The market for digital out-of-home advertising networks worldwide is relatively new and its potential is uncertain. We compete for advertising spending with many forms of more established advertising media. Our success depends on the acceptance of digital out-of-home advertising networks by advertisers and their continuing interest in these media networks as components of their advertising strategies. Our success also depends on the viewing public continuing to be receptive towards its advertising network. Advertisers may elect not to use our services if they believe that consumers are not receptive to our networks or that our networks do not provide sufficient value as effective advertising media. Likewise, if consumers find some element of our networks, such as its in-flight Roadblock Unit, to be disruptive or intrusive, the airlines may decide not to place our digital displays in their properties or allow us to sell advertising on their IFE systems and advertisers may view our advertising network as a less attractive advertising medium compared to other alternatives. In that event, advertisers may decide to reduce their spending on the RMG Airline Media Network. If a substantial number of advertisers lose interest in advertising on the RMG Airline Media Network for these or other reasons, we will be unable to generate sufficient revenues and cash flow to operate our business, and our advertising service revenue, liquidity and results of operations could be negatively affected.

Advertisers may not accept our measurements of our networks audiences or the methodologies may change, which could negatively impact our ability to market and sell our advertising packages.

We engage third-party research firms to study the number of people viewing our networks, consumer viewing habits and brand recall. Because our digital out-of-home networks are different from at-home broadcast media, third-party research firms have developed measuring standards and methodologies that differ from those used to measure the amount and characteristics of viewers for other broadcast media. We market and sell advertising packages to advertisers based on these measurements. If third-party research firms were to change the way they measure viewers or their viewing habits, it could have an adverse effect on our ability to sell advertising. In addition, if advertisers do not accept or challenge the way third parties measure our viewers or their viewing habits, advertisers may be unwilling to purchase advertising at prices acceptable to us, if at all, and our revenues and operating results could be negatively impacted.

If consumers do not accept our ad-based networks as a part of their out-of-home experience, we may be unable to grow or maintain our Media Networks business.

The success of our Media Networks business depends, in part, upon the long-term acceptance of digital media in out-of-home settings by consumers. If consumer viewership of our networks or sentiment towards advertising in general, shifts such that consumers become less receptive, advertisers may reduce their spending and partners may decide not to carry our networks.

If people change the way they travel or reduce the amount that they travel, our revenues may decline and our business may suffer.

Our success in selling advertising depends, in part, on high traffic airlines and airline executive clubs, which increases the number of potential viewers for the RMG Airline Media Network. The price at which we sell advertising aired on the RMG Airline Media Network is a direct result of the number of viewers and the quality of those viewers. If the number of travelers visiting the airline clubs or flying on commercial airplanes decreases, advertisers may decide not to advertise on the RMG Airline Media Network, may purchase less advertising on the RMG Airline Media Network or may not be willing to pay for advertising at price points necessary for it to succeed. If alternative methods of communication such as the Internet and other forms of travel increase in popularity, fewer consumers may visit our travel media locations. If consumers change the way they travel, such as increasing travel by car, they may not be receptive to our programming. In either case, our ability to generate revenues from advertisers could decrease and our operating results could decline.

If a market for ChalkboxTV does not develop or if we are unable to successfully develop, introduce, market and sell ChalkboxTV, our results of operations could be harmed.

In April 2013, we launched ChalkboxTV, an easy-to-install in-store signage solution, through a network of dealers and resellers. The success of ChalkboxTV depends upon market acceptance of the product. Digital signage is an emerging market, and we cannot be sure that potential customers will accept ChalkboxTV as an advertising solution. Demand and market acceptance of the product is subject to a high level of uncertainty and risk and it is difficult to predict the size of the market and its growth rate. If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of ChalkboxTV.

The process of introducing a new product to the market is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event ChalkboxTV does not gain wide acceptance in the marketplace, we may not recoup our research and development costs, and our business, financial condition and results of operations may be materially adversely affected. We may experience unanticipated delays in introducing ChalkboxTV to the market and may be unable to introduce ChalkboxTV in time to capture market opportunities, satisfy the requirements and specifications of our customers or achieve significant or sustainable acceptance in the marketplace.

To market and sell ChalkboxTV, we will need to develop warranties, guarantees and other terms and conditions relating to the product that will be acceptable to the marketplace, and develop a service organization to aid in servicing the product. Failure to achieve any of these objectives may slow the development of a sufficient market for ChalkboxTV. In addition, we will also need to develop and manage new sales channels and distribution arrangements. Because we have limited experience in developing and managing such channels, we may not be successful in reaching a sufficiently broad customer base. Failure to develop or manage sales channels effectively would limit our ability to succeed in this market and could adversely affect our ability to grow our customer base and revenue. Our inability to generate satisfactory revenues from ChalkboxTV to offset our development costs could harm our operating results.

We rely significantly on information systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to effectively operate our business, harm our net sales, increase our expenses and harm our reputation.

Our ability to effectively serve our customers on a timely basis depends significantly on our information systems. To manage the growth of our operations, we will need to continue to improve and expand our operational and financial systems, internal controls and business processes; in doing so, we could encounter implementation issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or a breach in security of these systems could adversely impact financial accounting and reporting, efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Such events may have a material adverse effect on us.

Our current or future internet-based operations may be affected by our reliance on third-party hardware and software providers, technology changes, risks related to the failure of computer systems that operate our internet business, telecommunications failures, electronic break-ins and similar disruptions. Furthermore, our ability to conduct business on the internet may be affected by liability for online content, patent infringement and state and federal privacy laws.

In addition, we may now and in the future implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, internal controls and business processes. When implementing new or changing existing processes, we may encounter transitional issues and incur substantial additional expenses.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of its network. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth.

We may not obtain sufficient patent protection for our systems, processes and technology, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of December 31, 2012, we held three issued patents and four pending patent applications in the United States that we consider to be material to our business. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Any patent applications may not result in issued patents. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and expand our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, design code for our advertising network, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to its proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

●	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

●	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

The laws of certain foreign countries may not protect the use of unregistered trademarks or our proprietary technologies to the same extent as do the laws of the United States. As a result, international protection of our image may be limited and our right to use our trademarks and technologies outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for digital signage in foreign countries. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries. Our inability to register our trademarks or technologies or purchase or license the right to use the relevant trademarks or technologies in these jurisdictions could limit our ability to penetrate new markets in jurisdictions outside the United States.

Litigation may be necessary to protect our trademarks and other intellectual property rights, to enforce these rights or to defend against claims by third parties alleging that we infringe, dilute or otherwise violate third-party trademark or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all or prevent us from manufacturing or selling certain products, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and result in its loss of significant rights.

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time, we receive letters alleging infringement of intellectual property rights of others. We may also initiate claims against third parties to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our core business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from operating portions of our business or using technology that contains the allegedly infringing intellectual property. Any intellectual property litigation could adversely affect our business, operating results or financial condition.

We depend on key executive management and other key personal, and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We depend on the leadership and experience of our key executive management, as well as other key personnel with specialized industry, sales and technical knowledge and/or industry relationships. Because of the intense competition for these employees, particularly in certain of the metropolitan areas in which we operate, we may be unable to retain our management team and other key personnel and may be unable to find qualified replacements if their services were no longer available to us. All of our key employees are employed on an “at will” basis and we do not have key-man life insurance covering any of our employees. The loss of the services of any of our executive management members or other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

Our facilities are located in areas that could be negatively impacted by natural disasters.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in Plano, Texas. In addition, we manage our networks from our headquarters in Plano, and have significant operations in San Francisco, California. Plano is located in an area that experiences frequent severe weather, including tornadoes, and San Francisco exists on or near known earthquake fault zones. Should a tornado, earthquake or other catastrophe, such as fires, floods, power loss, communication failure, terrorist acts or similar events, disable our facilities, our operations would be disrupted. While we have developed a backup and recovery plan, such plan may not ultimately prove effective.

Government regulation of the telecommunications and advertising industries could require us to change our business practices and expose us to legal action.

The Federal Communications Commission, or the FCC, has broad jurisdiction over the telecommunications industry. FCC licensing, program content and related regulations generally do not currently affect us. However, the FCC could promulgate new regulations that impact our business directly or indirectly or interpret existing laws in a manner that would cause us to incur significant compliance costs or force us to alter our business strategy.

FCC regulations also affect many of our content providers and, therefore, these regulations may indirectly affect our business. In addition, the advertising industry is subject to regulation by the Federal Trade Commission, the Food and Drug Administration and other federal and state agencies, and to review by various civic groups and trade organizations, including the National Advertising Division of the Council of Better Business Bureaus. New laws or regulations governing advertising could substantially harm our business.

We may also be required to obtain various regulatory approvals from local, state or federal governmental bodies. We may not be able to obtain any required approvals, and any approval may be granted on terms that are unacceptable to us or that adversely affect our business.

Changes in regulations relating to Wi-Fi networks or other areas of the Internet may require us to alter our business practices or incur greater operating expenses.

A number of regulations, including those referenced below, may impact our business as a result of our use of Wi-Fi networks. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for distributing materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these regulations, and other regulations relating to our Wi-Fi networks or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our Wi-Fi networks. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

We may not be able to generate sufficient cash to service our debt obligations.

As of August 14, 2013 we had approximately $23.5 million in outstanding indebtedness, including approximately $13.5 million senior indebtedness that is secured by a first-priority security interest in substantially all of our assets. Our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lenders could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could materially impact our business.

We believe that our existing cash and equivalents will be sufficient to meet our anticipated organic cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

●	market acceptance of our products and services;

●	the need to adapt to changing advertiser, airline and consumer preferences, as well as changing technologies and customers’ technical requirements;

●	the existence of opportunities for expansion, including investing in technology infrastructure; and

●	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or debt securities or obtain debt financing. The sale of equity securities or convertible debt securities could result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict its operations. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to it, if at all.

Risks Related to Our Common Stock

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of August 14, 2013, our Sponsor and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned approximately 58% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or Stockholder litigation. Any inability to provide reliable financial reports could harm our business. RMG and Symon may not currently be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

SCG Financial Acquisition Corp. is a holding company and relies on distributions, loans and other payments, advances and transfers of funds from RMG and Symon to pay dividends, pay expenses and meet our other obligations.

We have no direct operations and no significant assets other than our ownership interests in RMG and Symon. Because we conduct our operations through our operating subsidiaries, we depend on RMG and Symon for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in agreements governing future indebtedness of RMG and/or Symon, as well as the financial condition and operating requirements of RMG and/or Symon, may limit our ability to obtain cash from RMG and/or Symon. The earnings from, or other available assets of, RMG and/or Symon may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

Our ability to request indemnification for damages arising out of claims pursuant to the RMG merger agreement is limited to 300,000 of the shares of our common stock issued in the transaction, which are being held in escrow. Consequently, we may not be able to be entirely compensated for indemnifiable damages that we may sustain.

The indemnification obligations of RMG’s prior shareholders against losses that we may sustain and that result from, arise out of or relate to any breach by RMG or the RMG shareholders of any of their representations, warranties, or the covenants or agreements contained in the RMG merger agreement is limited to 300,000 shares of our common stock held in escrow. Certain claims for indemnification may be asserted against these shares by us once our damages exceed a $100,000 deductible and will be reimbursable to the full extent of the damages in excess of such amount up to a maximum amount of the escrow shares. The escrow shares will no longer be subject to claims for indemnification after April 30, 2014. As a consequence of these limitations, we may not be able to be entirely compensated for indemnifiable damages that we may sustain.

Our ability to request indemnification for damages arising out of claims pursuant to the Symon merger agreement is limited. Consequently, we may not be able to be entirely compensated for indemnifiable damages that we may sustain.

The indemnification obligations of Symon against losses that we may sustain and that result from, arise out of or relate to any breach by Symon or its shareholders of for breaches of their representations and warranties contained in the Symon merger agreement is limited to certain specified fundamental representations. We are not entitled to indemnification for breaches of most representations and warranties regarding Symon’s business or operations. Accordingly, we may not be able to be compensated for indemnifiable damages that we may sustain.

If the benefits of the transactions with Symon and/or RMG do not meet the expectations of investors, the market price of our securities may decline.

The market price of our securities may decline as a result of the transactions with Symon and/or RMG if we do not achieve the perceived benefits of the transactions as rapidly, or to the extent anticipated by investors. Accordingly, investors may experience a loss as a result of a decline in the market price of our securities. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We may issue additional shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

We have filed a registration statement to register the resale of an aggregate of 13,066,667 shares of common stock that are issuable upon the exercise of outstanding warrants, and that registration statement has been declared effective. These warrants will be exercisable for so long as such registration statement is effective. These warrants would only be exercised if the $11.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

Provisions in our charter documents and Delaware law may discourage or delay an acquisition that stockholders may consider favorable, which could decrease the value of our common stock.

Our certificate of incorporation, our bylaws, and Delaware corporate law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that: authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series without a stockholder vote; limit stockholders’ ability to call special meetings; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and provide for staggered terms for our directors. In addition, in certain circumstances, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We have not paid cash dividends to our shareholders and currently have no plans to pay future cash dividends.

We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to shareholders. In addition, our credit facility restricts our ability to pay dividends. Because we have not paid cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities. You should neither expect to receive dividend income from investing in our securities nor an appreciation in value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the quarter ended June 30, 2013.

Use of Proceeds

On April 18, 2011, we consummated our initial public offering of 8,000,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. The units in the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $80,000,000. Lazard Capital Markets LLC acted as the representative of the several underwriters (the “Underwriters”).  The securities sold in the Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-172085). The SEC declared the registration statement effective on April 8, 2011.

The Company paid a total of $2 million in underwriting discounts and commissions and approximately $415,000 for other costs and expenses related to the initial public offering. In addition, the Underwriters agreed to defer $2 million in underwriting discounts and commissions, which amount was reduced to $500,000 by agreement of the Company and the representative of the Underwriters and was paid upon our consummation of the acquisition of RMG in April 2013. The Company also repaid notes outstanding to its sponsor from the proceeds of the initial public offering.

On April 12, 2011, we consummated a private sale of an aggregate of 4,000,000 warrants to our sponsor, generating gross proceeds of $3,000,000.

After deducting the underwriting discounts and commissions (excluding the deferred portion of underwriting discounts and commissions) and the offering expenses, the total net proceeds from the initial public offering and the private placement of warrants was approximately $80,585,000, of which $80,000,000 (or approximately $10.00 per unit sold in the initial public offering) was placed in a trust account.  Pending the consummation of our initial business combination with RMG on April 9, 2013, the proceeds held in the trust account were invested by the trustee in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We used approximately $45.5 million of the proceeds from our initial public offering was used to repurchase 4,551,228 shares of our common stock validly tendered and not withdrawn pursuant to the tender offer we conducted in connection with our initial business combination with RMG (the “Tender Offer”). Additionally, at the closing of the acquisition of RMG, we used approximately $21.0 million of the proceeds from our initial public offering in connection with that acquisition, including $21.0 million in partial repayment of the outstanding indebtedness of a subsidiary of RMG. We used the remaining proceeds from our initial public offering to pay the deferred underwriting discount of $500,000, costs and expenses associated with our acquisitions of RMG and Symon; and a portion of the purchase price for the Symon acquisition.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      On April 5, 2013, the Tender Offer expired. We accepted for purchase and paid for all shares of common stock that were validly tendered in the Tender Offer and not withdrawn. The following table sets forth purchases of equity by us and our affiliates during the quarter ended June 30, 2013, all of which were acquired pursuant to the Tender Offer:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – June 30, 2013	4,551,228	$10.00	4,551,228	–

Item 5.  Other Information

Gregory Sachs Employment Agreement

On August 13, 2013, the Company entered into an employment agreement with Gregory H. Sachs, the Company’s Executive Chairman, pursuant to which Mr. Sachs will hold the office of Executive Chairman of the Company, and will serve on the Company’s Board of Directors. Pursuant to the employment agreement, Mr. Sachs has agreed to serve as Executive Chairman for a five year term commencing on August 13, 2013, subject to extension by mutual agreement of the Company and Mr. Sachs. Mr. Sachs is permitted to engage in other activities during the term of the employment agreement, so long as such activities do not violate the non-competition covenants contained in the employment agreement. Under the employment agreement, Mr. Sachs is entitled to receive a minimum annual salary of $250,000 per year. In addition to reimbursement for routine business and travel expenses, Mr. Sachs is also entitled to reimbursement for (i) use of a private aircraft for travel that is primarily for a purpose related to Mr. Sachs’ duties under the employment agreement and (ii) 50% of the rent for office space leased by Mr. Sachs, including monthly rent (the full amount of which is currently $9,921) and build-out expenses in the total amount of $62,000.

The employment agreement will automatically terminate upon Mr. Sachs’ death and will be terminable at the option of the Company for “cause” or if Mr. Sachs becomes “disabled” (each as defined in the employment agreement). If the Company terminates the employment agreement without “cause” or Mr. Sachs is deemed to have been “constructively terminated” (as defined in the employment agreement), the Company will be obligated to pay to Mr. Sachs all accrued but unpaid salary and benefits and will be required to continue to pay Mr. Sachs’ base salary until the later of the end of the five-year term of the agreement or the twelve month anniversary of his termination date. In addition, the Company will be required to make a lump sum payment to Mr. Sachs equal to the lesser of (i) 2% of the enterprise value of the Company at the end of the calendar month preceding the date of termination and (ii) $5,000,000, and all unvested equity awards (if any) granted to Mr. Sachs prior to the date of his termination will become fully vested as of the termination date. The payment of any severance benefits under the employment agreement will be subject to Mr. Sachs’ execution of a release of all claims against the Company on or before the 21st day following his separation from service.

The employment agreement contains customary confidentiality provisions, which apply both during and after the term of the employment agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the employment agreement and for one year thereafter.

A copy of the employment agreement with Mr. Sachs is filed herewith as Exhibit 10.11, and is incorporated herein by reference. The foregoing description of the employment Agreement does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

Management Services Agreement

On August 14, 2013, the Company entered into a management services agreement (the “Services Agreement”) with 2012 DOOH Investments, LLC (“DOOH”), which together with certain of its affiliates is a significant stockholder in the Company. Pursuant to the Services Agreement, DOOH will provide management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence and strategic planning, as requested by the Company’s Executive Chairman. In consideration for such services, on or about August 14, 2013, the Company issued to DOOH 120,000 shares of the Company’s common stock, pursuant to an equity grant under the Company’s 2013 Equity Incentive Plan, and the Company will pay to DOOH an annual management fee in the amount of $50,000. The Services Agreement has a term of two years, subject to early termination upon a sale of the Company or at any time in the Company’s discretion, upon 60 days’ written notice to DOOH.

A copy of the Services Agreement is filed herewith as Exhibit 10.12, and is incorporated herein by reference. The foregoing description of the Services Agreement does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

Amendments to Credit Agreements

On August 14, 2013, the Company and the subsidiaries of the Company who are party to the Credit Agreement, dated April 19, 2013, with Kayne Anderson Credit Advisors, LLC, as administrative agent, Comvest Capital II, L.P., as documentation agent, and the financial institutions from time to time party thereto as lenders (the “Senior Credit Agreement”) entered into an amendment to the Senior Credit Agreement with the administrative agent, the documentation agent and the lenders thereunder (the "First Amendment to Senior Credit Agreement"). On the same date, the Company and such subsidiaries entered into an amendment to the Junior Credit Agreement, dated April 19, 2013, with the administrative agent and the lenders thereunder (the “First Amendment to Junior Credit Agreement”). Pursuant to the First Amendment to Senior Credit Agreement and the First Amendment to Junior Credit Agreement, effective as of June 29, 2013 certain of the financial covenants in the Senior Credit Agreement and the Junior Credit Agreement were deleted, solely with respect to the covenant testing periods ending June 30, 2013 and September 30, 2013.

Copies of the First Amendment to Senior Credit Agreement and the First Amendment to Junior Credit Agreement are filed herewith as Exhibits 10.13 and 10.14, respectively, and are incorporated herein by reference. The foregoing descriptions of the First Amendment to Senior Credit Agreement and the First Amendment to Junior Credit Agreement do not purport to be complete and are qualified in their entireties by reference to such Exhibits.

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of April 8, 2013, and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), SCG Financial Merger II Corp., Reach Media Group Holdings, Inc. and Shareholder Representative Services LLC, solely in its capacity as stockholder representative (1)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (2)
3.2	Bylaws (3)
10.1

Escrow Agreement, dated as of April 8, 2012, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), Wilmington Trust, N.A., and Shareholder Representative Services LLC (1)

10.2	Form of Lock-Up Agreement (1)
10.3	Registration Rights Agreement, dated April 8, 2013, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) and the former RMG stockholders part thereto (1)
10.4

Registration Rights Agreement, dated April 8, 2013, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP (1)

10.5

Credit Agreement, dated April 19, 2013, by and among by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation party thereto from time to time as borrowers, certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation party thereto from time to time as guarantors, the financial institutions from time to time party thereto as lenders, and Kaye Anderson Credit Advisors, LLC, as administrative agent (4)

10.6

Junior Credit Agreement, dated April 19, 2013, by and among by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) party thereto from time to time as borrowers, certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) party thereto from time to time as guarantors, the financial institutions from time to time party thereto as lenders, and Plexus Fund II, L.P., as administrative agent for the lenders thereunder (4)

10.7

Investor Rights Agreement, dated April 19, 2013, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), Plexus Fund II, L.P., Kayne Anderson Mezzanine Partners (QP), LP, KAMPO US, LP and Kayne Anderson Mezzanine Partners, LP (4)

10.8	Common Stock Purchase Agreement, dated April 19, 2013, by and between RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) and DRW Commodities, LLC (4)
10.9	Registration Rights Agreement, dated April 19, 2013, by and between RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) and DRW Commodities, LLC (4)
10.10	Employment Agreement, dated as of April 25, 2013, by and between SCG Financial Merger I Corp. and Garry K. McGuire (5)
10.11*	Executive Employment Agreement, dated as of August 13, 2013, between RMG Networks Holding Corporation and Gregory H. Sachs
10.12*	Management Services Agreement, dated as of August 14, 2013, between RMG Networks Holding Corporation and 2012 DOOH Investments, LLC
10.13*	First Amendment to Credit Agreement, dated August 14, 2013
10.14*	First Amendment to Junior Credit Agreement, dated August 14, 2013
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by RMG Networks Holding Corporation on April 12, 2013.
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(3)

Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of RMG Networks Holding Corporation (Registration No. 333-172085) filed with the Securities and Exchange Commission on March 24, 2011.

(4)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by RMG Networks Holding Corporation (Registration No. 333-188413) on June 28, 2013.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on May 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Garry McGuire
Garry McGuire
Chief Executive Officer (principal executive officer)

By:	/s/ William G. Cole
William G. Cole
Chief Financial Officer (principal financial and accounting officer)

Date: August 14, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of April 8, 2013, and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), SCG Financial Merger II Corp., Reach Media Group Holdings, Inc. and Shareholder Representative Services LLC, solely in its capacity as stockholder representative (1)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (2)
3.2	Bylaws (3)
10.1

Escrow Agreement, dated as of April 8, 2012, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), Wilmington Trust, N.A., and Shareholder Representative Services LLC (1)

10.2	Form of Lock-Up Agreement (1)
10.3	Registration Rights Agreement, dated April 8, 2013, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) and the former RMG stockholders part thereto (1)
10.4

Registration Rights Agreement, dated April 8, 2013, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP (1)

10.5

Credit Agreement, dated April 19, 2013, by and among by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation party thereto from time to time as borrowers, certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation party thereto from time to time as guarantors, the financial institutions from time to time party thereto as lenders, and Kaye Anderson Credit Advisors, LLC, as administrative agent (4)

10.6

Junior Credit Agreement, dated April 19, 2013, by and among by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) party thereto from time to time as borrowers, certain direct and indirect domestic subsidiaries of RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) party thereto from time to time as guarantors, the financial institutions from time to time party thereto as lenders, and Plexus Fund II, L.P., as administrative agent for the lenders thereunder (4)

10.7

Investor Rights Agreement, dated April 19, 2013, by and among RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.), Plexus Fund II, L.P., Kayne Anderson Mezzanine Partners (QP), LP, KAMPO US, LP and Kayne Anderson Mezzanine Partners, LP (4)

10.8	Common Stock Purchase Agreement, dated April 19, 2013, by and between RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) and DRW Commodities, LLC (4)
10.9	Registration Rights Agreement, dated April 19, 2013, by and between RMG Networks Holding Corporation (f/k/a SCG Financial Acquisition Corp.) and DRW Commodities, LLC (4)
10.10	Employment Agreement, dated as of April 25, 2013, by and between SCG Financial Merger I Corp. and Garry K. McGuire (5)
10.11*	Executive Employment Agreement, dated as of August 13, 2013, between RMG Networks Holding Corporation and Gregory H. Sachs
10.12*	Management Services Agreement, dated as of August 14, 2013, between RMG Networks Holding Corporation and 2012 DOOH Investments, LLC
10.13*	First Amendment to Credit Agreement, dated August 14, 2013
10.14*	First Amendment to Junior Credit Agreement, dated August 14, 2013
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by RMG Networks Holding Corporation on April 12, 2013.
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(3)

Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of RMG Networks Holding Corporation (Registration No. 333-172085) filed with the Securities and Exchange Commission on March 24, 2011.

(4)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by RMG Networks Holding Corporation (Registration No. 333-188413) on June 28, 2013.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on May 1, 2013.