Form 10-Q
period 2013-09-30
RMG Networks Holding Corp
filed 2013-11-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, 11,769,593 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

	Successor Company September 30, 2013	Predecessor Company January 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$28,286,699	$10,203,169
Accounts receivable, net	14,113,992	9,061,229
Inventory, net	3,772,803	2,988,766
Deferred tax assets	231,383	372,618
Other current assets	1,282,461	686,099
Total current assets	47,687,338	23,311,881
Property and equipment, net	1,948,797	963,069
Intangible assets, net	37,149,671	2,584,443
Goodwill	31,028,723	10,972,547
Loan Origination fees	682,900	-
Other assets	1,201,925	112,054
Total assets	$119,699,354	$37,943,994
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,231,753	$4,150,730
Revenue share liabilities	1,833,061	-
Accrued liabilities	3,562,635	1,925,901
Note payable – current	2,400,000	-
Deferred revenue	7,229,648	10,438,487
Capital leases and other	70,764	-
Total current liabilities	18,327,861	16,515,118
Notes payable – non current	20,791,410	-
Warrant liability	8,362,667	-
Deferred revenue – non current	331,104	1,073,223
Deferred tax liabilities	7,073,288	704,496
Deferred rent	228,520	-
Capital leases and other	523,979	-
Total liabilities	55,638,829	18,292,837
Commitment and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized;11,770,583 shares issued and outstanding at September 30, 2013)	1,177	-
Common stock – Class L, $0.01 par value, (1,000,000 shares authorized, issued and outstanding at January 31, 2013)	-	10,000
Common stock – Class A Non-voting, $0.01 par value, (200,000 shares authorized, 68,889 shares issued and outstanding at January 31, 2013 and 2012)	-	689
Additional paid-in capital	75,265,351	10,149,643
Accumulated comprehensive income (loss)	230,758	(38,940)
Notes receivable – restricted stock	-	(207,025)
Retained earnings (accumulated deficit)	(11,436,761)	9,736,790
Total stockholders’ equity	64,060,525	19,651,157
Total liabilities and stockholders’ equity	$119,699,354	$37,943,994

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor Company April 20 Through September 30, 2013	RMG January 1 Through April 19, 2013	Predecessor Company February 1 Through April 19, 2013	Predecessor Company February 1 Through October 31, 2012
Revenue:
Advertising	$9,565,274	$1,661,245	$-	$-
Products	10,529,906	-	2,239,236	10,194,272
Maintenance and content services	5,805,021	-	3,594,520	12,580,250
Professional services	4,732,649	116,272	1,323,559	4,594,712
Total Revenue	30,632,850	1,777,517	7,157,315	27,369,234
Cost of Revenue:
Advertising	6,707,899	890,789	-	-
Products	6,990,780	-	1,498,135	6,032,851
Maintenance and content services	1,445,773	-	611,692	1,897,139
Professional services	2,542,140	-	861,640	3,307,023
Total Cost of Revenue	17,686,592	890,789	2,971,467	11,237,013
Gross Profit	12,946,258	886,728	4,185,848	16,132,221
Operating expenses:
Sales and marketing	7,675,656	454,381	1,729,871	5,470,117
General and administrative	6,504,162	157,626	1,739,348	5,376,430
Research and development	1,711,010	89,923	512,985	1,498,249
Acquisition expenses	1,995,250	4,629,505	3,143,251	0
Depreciation and amortization	2,971,620	8,139	140,293	1,026,914
Total operating expenses	20,857,698	5,339,574	7,265,748	13,371,710
Operating income (loss)	(7,911,440)	(4,452,846)	(3,079,900)	2,760,511
Other Income (Expense):
Warrant liability expense	(1,829,333)	(2,733,334)	-	-
Interest expense and other - net	(1,695,988)	(29,986)	(14,553)	(63,802)
Income (loss) before income taxes	(11,436,761)	(7,216,166)	(3,094,453)	2,696,709
Income tax expense (benefit)	-	-	(540,897)	846,801
Net income (loss)	(11,436,761)	(7,216,166)	(2,553,556)	1,849,908
Other comprehensive income -
Foreign currency translation adjustments	191,818	0	(121,144)	65,454
Total comprehensive income (loss)	$(11,244,943)	$(7,216,166)	$(2,674,700)	$1,915,362
Net income (loss) per share:
Basic and dilutive net income (loss) per share of Common Stock	$(1.46)	$(2.31)
Basic and dilutive net income (loss) per share of Class L Common Stock			$(2.55)	$1.85
Basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock		-	-	-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Common Stock	7,824,059	3,124,252
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class L Common Stock			1,000,000	1,000,000
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock			68,889	82,778

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor Company July 1 Through September 30, 2013	Predecessor Company August 1 Through October 31, 2012
Revenue:
Advertising	$4,308,717		$-
Products	5,460,746		2,649,929
Maintenance and content services	3,232,466		4,205,005
Professional services	2,580,894		1,633,319
Total Revenue	15,582,823		8,488,253
Cost of Revenue:
Advertising	3,352,016		-
Products	3,729,288		1,737,357
Maintenance and content services	873,340		461,931
Professional services	1,344,836		1,294,542
Total Cost of Revenue	9,299,480		3,493,830
Gross Profit	6,283,343		4,994,423
Operating expenses:
Sales and marketing	4,324,370		1,793,627
General and administrative	3,888,646		1,635,405
Research and development	904,610		474,728
Acquisition expenses	789,653		0
Depreciation and amortization	1,679,344		375,552
Total operating expenses	11,586,623		4,279,312
Operating income (loss)	(5,303,280)		715,111
Other Income (Expense):
Warrant liability income	2,090,667		-
Interest expense and other - net	(949,671)		(7,667)
Income (loss) before income taxes	(4,162,284)		707,444
Income tax expense	-		205,274
Net income (loss)	(4,162,284)		502,170
Other comprehensive income (loss)
Foreign currency translation adjustments	178,661		16,004
Total comprehensive income (loss)	$(3,983,623)		$518,174
Net income (loss) per share:
Basic and dilutive net income (loss) per share of Common Stock	$(.46)	$
Basic and dilutive net income (loss) per share of Class L Common Stock	-		.50
Basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock	-		-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Common Stock	$9,028,083	$
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class L Common Stock			1,000,000
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock			82,778

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2013

(Unaudited)

	Successor Company April 20 Through September 30, 2013	RMG January 1 through April 19, 2013	Predecessor Company February 1 Through April 19, 2013	Predecessor Company February 1 Through October 31, 2012

Cash flows from operating activities
Net income (loss)	$(11,436,761)	$(7,216,166)	$(2,553,556)	$1,849,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in warrant liability	1,829,333	2,733,334	-	-
Non-cash stock issuance	-	2,200,000	-	-
Cancellation of non-cash stock issuance	-	(1,200,000)	-	-
Stock-based compensation	557,641	-	-	-
Non-cash consulting expense	80,000	-	-	-
Interest capitalized as debt	135,000	-	-	-
Depreciation and amortization	2,971,620	8,139	140,293	1,026,914
Deferred tax provision (benefit)	-	-	(12,294)	45,159
Other non-cash expense (income), net	-	-	(2,054)	(6,885)
Changes in operating assets and liabilities:
Accounts receivable	(2,608,668)	(335,961)	2,846,332	(202,262)
Inventory	(295,315)	-	(488,722)	405,247
Other current assets	(188,155)	(38,929)	(154,529)	41,146
Other assets, net	(34,994)	-	12,572	58,940
Accounts payable	(159,338)	45,078	(2,978,808)	(137,735)
Accrued liabilities	(1,435,808)	(358,726)	(765,937)	(813,825)
Deferred revenue	378,732	-	(372,579)	23,959

Net cash provided by (used in) operating activities	(10,206,713)	(4,163,231)	(4,329,282)	2,290,566

Cash flows from investing activities
Acquisition of Reach Media Group Holdings, Inc.	-	(21,010,000)	-	-
Acquisition of Symon Holdings Corporation	(209,079)	(43,476,749)	-	-
Purchases of property and equipment	(775,055)	-	(86,470)	(398,379)
Net cash provided by (used in) investing activities	(984,134)	(64,486,749)	(86,470)	(398,379)

Cash flows from financing activities
Proceeds from Trust Account	-	80,010,661	-	-
Payment for public shares tendered	-	(45,512,280)	-	-
Proceeds from debt	-	34,000,000	-	-
Proceeds from stock issuance	39,115,785	5,000,000	-	-
Proceeds from sponsor notes payable	-	635,000	-	-
Payment of sponsor note payable	-	(295,000)	-	-
Payment of stockholder note payable	-	(200,000)	-	-
Loan origination fees	249,650	(980,000)	-	-
Repayments of debt	(10,943,590)	-	-	-
Net cash provided by (used in) financing activities	28,421,845	72,658,381	-	-

Effect of exchange rate changes on cash	230,758	-	(121,144)	53,442

Net increase (decrease) in cash and cash equivalents	17,461,756	4,008,401	(4,536,896)	1,945,629

Cash and cash equivalents, beginning of period	10,824,943	1,150,269	10,203,169	3,836,691

Cash and cash equivalents, end of period	$28,286,699	$5,158,670	$5,666,273	$5,782,320

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,247,465	$-	$2,053	$25,017
Cash paid during the year for income taxes	$0	$-	$150,000	$1,294,730

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

The registration statement for the Offering was declared effective April 8, 2011. The Company consummated the Offering on April 18, 2011 and received gross proceeds of approximately $80,000,000, before deducting underwriting compensation of $4,000,000 (which included $2,000,000 of deferred contingent underwriting compensation payable upon consummation of an Initial Business Combination) and including $3,000,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the “Sponsor”), as described in the next paragraph. Total offering costs (excluding $2,000,000 in underwriting fees) were $433,808.

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

Acquisition of Reach Media

On April 8, 2013, RMG acquired Reach Media for a total purchase price of $27,516,010. The amount paid for Reach Media was comprised of (i) 400,001 shares of RMG common stock valued at $9.98 per share on March 31, 2013, (ii) $10,000 in cash, and (iii) $10,000 deposited into an escrow account. Additionally, RMG paid, on behalf of Reach Media, all indebtedness of Reach Media under Reach Media’s credit agreement at a discounted amount equal to $23,500,000, paid with $21,000,000 of cash and $2,500,000 of shares of RMG common stock.

RMG management has estimated the preliminary values of the assets and liabilities and determined the purchase price allocation to be as follows:

Tangible Assets	$6,444,019
Intangible Assets	18,475,000
Goodwill	9,826,403
Liabilities	(7,229,412)
Total Purchase Price	$27,516,010

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

The primary liabilities acquired were accounts payable of $1,171,922, accrued liabilities of $1,085,240, and deferred revenue of $7,182,120.

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

Amounts shown for the “Successor Company” for the period April 20, 2013 through September 30, 2013 represent the consolidated transactions for RMG Networks Holding Corporation, Reach Media and Symon for that period.

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash, and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. The allowance for doubtful accounts was $185,600 at September 30, 2013 and $223,458 at January 31, 2013. As of and for the periods presented, no single customer accounted for more than 10% of accounts receivable or revenues.

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

The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset's carrying amount to its fair value. Intangible assets that have indefinite lives are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. There was no impairment of intangible assets at September 30, 2013.

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

There was no impairment of long-lived assets at September 30, 2013.

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,866,060 held in foreign countries as of September 30, 2013 were not insured.

Net Income (Loss) per Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) available to the common stockholders, based upon their distribution rights, by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at September 30 and January 31, 2013 that had a dilutive effect on net income (loss) per share.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10. "Compensation - Stock Compensation". Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company's common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization mehtod over the vesting period.

2. Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	January 31, 2013

Machinery and equipment	$1,467,346	$2,424,874
Furniture and fixtures	143,240	646,643
Software	413,833	1,828,705
Leasehold improvements	275,285	269,087
	2,299,704	5,169,309
Less accumulated depreciation and amortization	350,907	4,206,240
Property and equipment, net	$1,948,797	$963,069

Depreciation and expense for the period April 20, 2013 through September 30, 2013 was $350,907. Depreciation expense for the Predecessor Company for the nine months ended October 31, 2012 was $248,307.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

3. Goodwill and Intangible Assets

The carrying amount of goodwill at September 30, 2013, resulted from the valuation resulting from the acquisitions of Reach Media and Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”. As a result, the basis of the net assets and liabilities of Reach Media and Symon were adjusted to reflect their fair values and the appropriate amount of goodwill was recorded for the consideration given in excess of the fair values assigned to the net identifiable assets.

The following table shows the carrying amount of Goodwill for the period ended September 30, 2013:

Balance - beginning	$-
Goodwill resulting from acquisitions occurring in April 2013	31,028,723
Balance - September 30, 2013	$31,028,723

The carrying values of the Company’s definite-lived intangible assets at September 30, 2013, are as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount

Software and technology	5	$9,607,000	(860,148)	8,746,852
Customer relationships	7	17,276,000	(1,012,788)	16,263,212
Partner relationships	7	8,000,000	(500,640)	7,499,360
Tradenames and trademarks	5	3,318,000	(89,945)	3,228,055
Covenant not-to-compete	4	1,600,000	(187,808)	1,412,192
Total		$39,801,000	(2,651,329)	37,149,671

The carrying values of the Predecessor Company’s definite-lived intangible assets at January 31, 2013 are as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount

Software and technology	5	$6,430,000	$(6,430,000)	-
Customer relationships	8	4,921,204	(4,399,984)	521,220
Tradenames and trademarks	7	463,068	(299,845)	163,223
Covenant not-to-compete	5	270,952	(270,952)	-
Total		$12,085,224	$(11,400,781)	$684,443

Amortization expense for the period April 20, 2013 through September 30, 2013 was $2,651,329. Amortization expense for the Predecessor Company for the nine months ended October 31, 2012 was $683,797

Projected amortization expense for these assets for the five years ending December 31 is as follows:

2013	$4,138,082
2014	5,900,000
2015	5,900,000
2016	5,900,000
2017	5,900,000
Thereafter	12,062,918
Total	$39,801,000

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

4. Notes Payable

Senior Credit Agreement

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

In connection with the Company's public offering of common stock (see Note 14), the Company received a waiver from the Senior Lenders, pursuant to which the first $10,000,000 of proceeds from that offering were required to be used to pay down the Senior Credit facility. The remaining proceeds will be available for general corporate purposes, which may include the funding of growth initiatives in sales and marketing, capital expenditures, working capital, and/or strategic acquisitions.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

5. Income Taxes

Although the Company recognized a net loss before provision for income taxes for the period ended September 30, 2013, no tax benefit related to the loss has been recognized because the realization of the tax benefit is uncertain.

The Company has recorded a valuation allowance of 100% of the tax benefit of $2,000,000 applicable to the net loss at September 30, 2013 because the realization of the benefit of these losses is uncertain.

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

6. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.00001 per share. As of September 30, 2013, the Company had 11,770,583 outstanding shares of common stock.

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

7. Warrants

At September 30, 2013, the Company had 13,066,667 warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share.

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2013, the Company has not issued any shares of preferred stock.

9. Warrant Liability

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $8,362,667 at September 30, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Income.

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the period ended September 30, 2013 or the year ended December 31, 2012.

The following table presents information about the Company's warrant liability that is measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Warrant Liability:
September 30, 2013	$8,362,667	—	$8,362,667	—

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Future minimum rental payments under these leases are as follows:

Amount
Fiscal year ending December 31:
2013	$2,008,000
2014	1,892,000
2015	1,701,000
2016	1,562,000
2017	1,451,000
Thereafter	6,750,000
$15,364,000

Total rent expense under all operating leases for the period April 20 through September 30, 2013 was $928,280. Total rent expense for the Predecessor Company for the nine months ended October 31, 2012 was $671,784.

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the years ending December 31:

Capital Leases
2013	$44,000
2014	67,000
2015	67,000
2016	67,000
2017	31,271
Thereafter	-
Total minimum lease payments	276,271
Less amount representing interest	66,129
Present value of capital lease obligations	210,142
Less current portion	70,027
Non-current portion	$140,115

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

Revenue Share Commitments

The Company has entered into revenue sharing agreements with certain customers, requiring the Company to make minimum yearly revenue sharing payments.

Future minimum payments under these agreements consist of the following amounts for the years ending December 31:

2013	$7,949,000
2014	7,889,000
2015	8,666,000
2016	6,000,000
Total minimum revenue share commitments	$30,504,000

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Legal proceedings -

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any claims that would have a material effect on the Company’s financial position, results of operations or cash flows.

11. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2013	January 31, 2013

Professional fees	$1,170,890	$-
Accrued sales commissions	641,577	332,844
Accrued bonuses	240,627	580,352
Taxes Payable	(32,168)	691,136
Accrued expenses	1,291,632	67,303
Other	250,077	254,266
Total	$3,562,635	$1,925,901

12. Geographic Information

Revenues by geographic area are based on the deployment site location of the end customers. Substantially all of the revenues from North America are generated from the United States of America. Geographic area information related to revenues from customers for the period from April 20, 2013 through September 30, 2013 and for the nine months ended October 31, 2012:

Region	September 30, 2013	October 31, 2012

North America	$22,364,518	$19,897,356
Europe, Middle East, and Asia	8,268,332	7,471,878
Total	$30,632,850	$27,369,234

 The vast majority of the Company's long-lived assets are located in the United States.

13. Pro- Forma Operating Income for the Nine Months Ended September 30, 2013 and 2012

The following table presents Pro-Forma Operating Income (Loss) for the Company for the nine months ended September 30, 2013 and 2012 based on the assumption that both Reach Media and Symon had been acquired on January 1, 2012. Operating expenses do not included any acquisition related expenses. In addition, the analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value Intangible Assets that were acquired.
●	Revenues have been reduced due to an adjustment of deferred revenue existing at the acquisition date to market value at the acquisition date.

	September 30, 2013	September 30, 2012
Revenues	49,831,431	45,503,534
Cost of Revenues	26,528,456	22,265,113
Gross Profit	23,302,975	23,238,421
Operating Expenses	31,255,745	29,482,991
Operating Income (Loss)	(7,952,770)	(6,244,570)

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

14. Public Offering of Common Stock

In August 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share less the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $39.1 million, after deducting underwriting discounts and commissions and direct offering expenses payable by the Company. The Company used $10 million of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness, and expects to use the remaining net proceeds from the offering for general corporate purposes, which may include the prepayment of additional indebtedness, the funding of growth initiatives in sales and marketing, capital expenditures, working capital and/or strategic acquisitions. The Company has no current agreements or commitments with respect to any strategic acquisition.

15. Equity Incentive Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, to designate the amount, type and other terms and conditions of such awards and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 options to its employees. The options have an exercise price of $8.10 and vest over a three-year period. The cost associated with these options during the period April 20, through September 30, 2013 is $366,308 and the unamortized cost of the options at September 30, 2013 was $6,279,000.

The Company estimated the fair value of the stock-based rights granted to employees using the Black-Scholed option pricing model with the following weighted-average assumptions: expected life of 6.5 years, expected volatility of 48.9%, dividend yield of 0%, and risk-free interest rate of 1.97%.

16. Management Services Agreement

In August 2013 the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant") managed by Mr. Donald R. Wilson, a major stockholder. Under the Agreement, the Consultant will provide management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960,000 when issued in August 2013. The value of the common stock will be amortized over the term of the agreement and $80,000 has been charged to operations for the period April 20 through September 30, 2013. The unamortized value of the common stock of $880,000 is included in Other Assets at September 30, 2013.

Under the Agreement, the Consultant also receives an annual services fee of $50,000.

17. Restricted Stock Grant

On August 13, 2013 the Company granted its Chief Executive Officer 350,000 shares of common stock under its Equity Incentive Plan. The shares vest over a three-year period beginning in April 2014. The cost associated with the restricted stock grant for the period April 20 through September 30, 2013 is $191,333 and the unamortized cost of the grant at September 30, 2013 was $2,609,000.

18. Subsequent Event

On November 14, 2013, the Administrative Agent resigned as administrative agent under the Senior Credit Agreement and Comvest Capital II, L.P. (the "New Administrative Agent") was appointed administrative agent. Immediately after the appointment, the Loan Parties entered into a Second Amendment to Credit Agreement with the New Administrative Agent (the "Second Amendment"). The Second Amendment amends certain provisions of the Senior Credit Agreement and provides for a new $8 million term loan facility (the "Term Loan Facility"). The proceeds of the Term Loan Facility, along with cash on hand, are being used to (i) repay certain lenders under the Senior Credit Agreement and (ii) repay in full all the obligations owed by the Loan Parties to Plexus Fund II, L.P. pursuant to the Company's Junior Credit Agreement.

Pursuant to the terms of Second Amendment, the Term Loan Facility will bear interest at a rate per annum equal to the Base Rate plus 6.25% or the LIBOR Rate plus 7.5%, at the election of the Borrowers. The Company is no longer required to make quarterly principal amortization payments, and the entire unpaid portion of the Term Loan Facility is due on the termination date (April 19, 2018). The Second Amendment also included, among other things, revisions to the financial covenants contained in the Senior Credit Agreement.

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

Enterprise Solutions Revenues

The Company sells its Enterprise products and services through its global sales force and through a select group of resellers and business partners. In the United States, approximately 90% or more of its enterprise sales are generated solely by the Company’s sales team, with 10% or less through resellers in 2013. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 85% of sales coming from the reseller channel. Overall, approximately 67% of the Company’s global enterprise revenues are derived from direct sales, with the remaining 33% generated through indirect partner channels.

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

●	Acquisition expenses are comprised of the following:

●	Professional fees paid to attorneys, accountants, consultants, and other professionals in connection with the acquisition of Reach Media and Symon.
●	All costs associated with integrating and restructuring the operations of the acquired companies.
●	Expenses incurred by the Company prior to the acquisitions while still a development stage company.

●	Depreciation and amortization costs include depreciation of the Company’s office furniture, fixtures, and equipment and amortization of intangible assets.

Given the nature of the formation of the Company, its financial results are required to be reported on a basis that includes various groupings of the three companies (RMG Networks Holding Corporation, Reach Media and Symon), and for different time periods, both before and after the two acquisitions.

Results of Operations

Comparison of the period from April 20, 2013 to September 30, 2013 and the nine months ended October 31, 2012

As discussed above, the Company acquired Reach Media on April 8, 2013 and Symon on April 19, 2013. Prior to the Company's acquisition of Symon, Symon had a January 31 fiscal year end. The Company’s financial statements have been prepared based on generally accepted reporting standards which require different groupings of the companies for differing periods. As a result, the financial statements for the period April 20, 2013 through September 30, 2013 include the results of operations of RMG, Reach Media, and Symon (the “Successor Company”) for 162 days. The financial statements for the nine months ended October 31, 2012 include only the results of operations of Symon (the “Predecessor Company”) for the entire nine-month period (273 days). As a result, the financial results shown are not generally comparable on a meaningful basis.

	April 20, 2013 through	Nine Months Ended
	September 30,	October 31,	Change
	2013	2012	Dollars	%

Revenue	$30,632,850	$27,369,234	3,263,616	11.9%
Cost Of Revenue	17,686,592	11,.237,013	6,449,579	57.4%
Gross Profit	12,946,258	16,132,221	(3,185,963)	(19.7)%

Operating Expenses -
Sales and marketing	7,675,656	5,470,117	2,205,539	40.3%
General and administrative	6,504,162	5,376,430	1,127,732	21.0%
Research and development	1,711,010	1,498,249	212,761	14.2%
Acquisition expenses	1,995,250	-	1,995,250
Depreciation and amortization	2,971,620	1,026,914	1,944,706	189.4%
Total Operating Expenses	20,857,698	13,371,710	7,485,988	56.0%
Operating Income (Loss)	(7,911,440)	2,760,511	(10,671,951)	(386.6)%
Warrant liability expense	(1,829,333)	-	1,829,333
Interest expense and other - net	(1,695,988)	(63,802)	1,632,186
Income (Loss) Before Income Taxes	(11,436,761)	2,696,709	(14,133,470)	(524.1)%
Income Tax Expense (Benefit)	-	846,801	(846,801)
Net Income (Loss)	$(11,436,761)	$1,849,908	(13,286,669)	(718.2)%

Revenue

Revenue was $30,632,850 and $27,369,234 for the period April 20, 2013 through September 30, 2013 and the nine months ended October 31, 2012, respectively. This represents a $3,263,616, or 11.9%, increase. This difference in revenue is due to the fact that revenues shown for the period April 20 through September 30, 2013 include advertising revenues for the Successor Company, while revenues shown for the nine months ended October 31, 2012 include only the revenues of the Predecessor Company for the entire nine-month period. Revenues for the period April 20 through September 30, 2013 have been reduced by $1,537,750 to reflect the adjustment to market of the Company’s deferred revenue accounts at the acquisition date in accordance with GAAP purchase accounting guidelines.

During the period April 20 through September 30, 2013 and the nine months ended October 31, 2012, the Company’s revenues were derived as follows.

	April 20, 2013 through September 30, 2013	Nine Months ended October 31, 2012
Revenue :
Advertising	$9,565,274	$-
Products	10,529,906	10,194,272
Maintenance and content services	5,805,021	12,580,250
Professional services	4,732,649	4,594,712
Total	$30,632,850	$27,369,234

The fluctuations in the components of revenues between the two periods are due to the same reasons stated above with respect to total revenues. Specifically, since the Media Networks business unit is not included in revenues shown for the nine-month period ended October 31, 2012, there are no advertising revenues in the nine-month period. In addition, 2013 revenues for the Successor Company are for a 162 day period and the 2012 revenues for the Predecessor Company are for a 273 day period

The following table reflects the Company’s sales on a geographic basis.

	April 20, 2013 through September 30, 2013		Nine Months ended October 31, 2012

North America	$22,364,518	73.0%	$19,897,356	72.7%
EMEA	8,268,332	27.0%	7,471,878	27.3%
Total	$30,632,850	100.0%	$27,369,234	100.0%

We believe that a better basis for comparing the Company’s financial results for 2013 and 2012 can be found in Note #13 to the Company’s unaudited financial statements located elsewhere in this filing that provides “Pro-Forma” financial results for the nine-month periods ended September 30, 2013 and 2012. This information provides the Company’s results of operations assuming the acquisitions of Reach Media and Symon had occurred on January 1, 2012 and the Company had operated as a combined entity since that date.

The Pro-Forma financial results reflect revenues of $49,831,431 and $45,503,534 for the nine-month periods ended September 30, 2013 and 2012, respectively. These revenue totals include reductions in revenues of $534,678 and $2,566,825 in the nine-month periods ended September 30, 2013 and 2012, respectively, resulting from the adjustment to market of the Company’s deferred revenue accounts at the acquisition date in accordance with GAAP purchase accounting guidelines. Excluding the adjustments, the Company's revenues were $2,295,750 or 4.8% higher in 2013 than in 2012.

Differences in the composition of the Company’s revenues for the two nine-month Pro-Forma periods are as follows:

●

Advertising revenues from the Company’s Media Networks business unit totaled $16,819,393 and $15,624,869 for the nine-month periods ended September 30, 2013 and 2012, respectively. This is a $1,194,524 or 7.6%, increase.

●

Excluding the purchase accounting adjustments, revenues generated by the Company’s Enterprise Solutions business unit totaled $32,285,871 and $29,100,270 in 2013 and 2012, respectively. This represents a $3,185,601 or 10.9% increase in revenues in 2013.

●

The Company had a $1,199,718, or 14.5%, decrease in professional services revenues. The vast majority of this decrease is due to the fact that the Company provided custom software development services for a customer in the nine-month period ended September 30, 2012. These software services were of a non-recurring nature and there were no similar custom software development services provided in the nine-month period ended September 30, 2013.

Cost of Revenue

Cost of revenue totaled $17,686,592 and $11,237,013 for the period April 20, 2013 through September 30, 2013 and the nine months ended October 31, 2012, respectively. This $6,449,579 increase in cost of revenue is directly attributable to the previous explanations given for the fluctuations in revenues, i.e., the cost of revenues are comprised of cost of revenue totals for different time periods and different groupings of companies.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the period April 20, 2013 through September 30, 2013 and the nine months ended October 31, 2012.

	April 20 through		Nine Months ended		Change
	September 30,		October 31,
	2013	%	2012	%	Dollars	%
Revenue -
Advertising	$9,565,274	31.2%	$-	0.0%	$9,565,274
Products	10,529,906	34.4%	10,194,272	37.2%	335,634	3.3%
Maintenance and content services	5,805,021	19.0%	12,580,250	46.0%	(6,775,229)	-53.9%
Professional services	4,732,649	15.4%	4,594,712	16.8%	137,937	3.0%
Total	30,632,850	100.0%	27,369,234	100.0%	3,263,616	11.9%
Cost of Revenue -
Advertising	6,707,899	37.9%	-	0%	6,707,899
Products	6,990,780	39.5%	6,032,851	53.7%	957,929	15.9%
Maintenance and content services	1,445,773	8.2%	1,897,139	16.9%	(451,366)	-23.8%
Professional services	2,542,140	14.4%	3,307,023	29.4%	(764,883)	-23.1%
Total	$17,686,592	100.0%	$11,237,013	100.0%	6,449,579	57.4%

The fluctuations in the components of cost of revenues between the two periods are due to the same reasons stated above with respect to total revenues. Specifically, since the Media Networks business unit is not included in revenues shown for the nine-month period ended October 31, 2012, there are no advertising revenues in that nine-month period and, as a result, no associated cost of advertising revenues.

The following table reflects the Company’s gross margins for the period April 20 through September 30, 2013 and the nine months ended October 31, 2012:

	April 20 through September 30, 2013		Nine Months ended October 31, 2012
	$	%	$	%
Advertising	$2,857,375	29.9%	-	0.0%
Products	3,539,126	33.6%	4,161,421	40.8%
Maintenance and content services	4,359,248	75.1%	10,683,111	84.9%
Professional services	2,190,509	46.3%	1,287,689	28.0%
Total	12,946,258	42.3%	16,132,221	58.9%

The Company’s overall gross margin for the period April 20 through September 30, 2013 decreased to 42.3% from 58.9% for the nine months ended October 31, 2012. The lower gross margin was primarily attributable to the fact that advertising revenue, which comprised 31.2% of total revenues for the period ended September 30, 2013, generate a lower gross margin than the average gross margin for the Company’s other products and services. As previously noted, there were no advertising revenues in the nine months ended October 31, 2012. The Company also had a lower gross margin on product sales in the period ended September 13, 2013 because of sales mix.

Operating Expenses

Operating expenses totaled $20,857,698 and $13,371,710 for the period April 20 through September 30, 2013 and the nine months ended October 31, 2012, respectively. This $7,485,988 or 56.0% increase in operating expenses is also directly attributable to the previous explanations given for the fluctuations in revenues and cost of revenues, i.e., the operating expenses are comprised of operating expense totals for different time periods and different groupings of companies.

In addition, in 2013 the Company incurred acquisition expenses of $1,995,250 and increased amortization expense of $1,944,706 because of the amortization of the intangible assets recorded as a result of the acquisitions of Reach Media and Symon in accordance with GAAP purchase accounting guidelines.

A comparison of operating expenses shown in the Pro-Forma financial results reflects that pro-forma operating expenses totaled $36,378,558 and $29,482,991 for the nine-month periods ended September 30, 2013 and 2012, respectively. The increase in operating expenses was primarily due to the following items:

●	The Company incurred $5,122,813 of expenses in 2013 in connection with the acquisitions of Reach Media and Symon.
●

Sales and marketing expenses were $3,109,722 higher in 2013 due to implementing the Company’s multiple new sales growth initiatives. These initiatives include additional sales and sales support personnel and new marketing programs, materials, and personnel.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability expense of $1,829,333 for the period April 20 through September 30, 2013 represents the increase in the Company’s warrant liability during that period. The financial results for 2012 include only the results of Symon, which had no outstanding warrants.

Interest and other – Net

Interest expense and other - net increased by $1,632,186 due to interest expense related to the Company’s borrowings that were used finance the acquisition of Symon. The financial results shown for the nine months ended October 31, 2012 include only Symon which had no outstanding debt.

Comparison of the three months ended September 30, 2013 to the three months ended October 31, 2012

As previously discussed, the Company’s financial results are required to be reported on a basis that includes various groupings of the three companies (RMG, Reach Media, and Symon), and for different time periods, both before and after the two acquisitions. The following analysis compares the financial results of the Successor Company (RMG, Reach Media, and Symon) for the three months ended September 30, 2013 with the financial results of the Predecessor Company (Symon) for the three months ended October 31, 2012.

	Three Months		Change
	September 30, 2013	October 31, 2012	Dollars	%
Revenue	$15,582,823	$8,488,253	$7,094,570	83.6%
Cost Of Revenue	9,299,480	3,493,830	5,805 ,650	166.2%
Gross Profit	6,283,343	4,994,423	1,288,920	25.8%
Operating Expenses -
Sales and marketing	4,324,370	1,793,627	2,530,743	141.1%
General and administrative	3,888,646	1,635,405	2,253,241	138.0%
Research and development	904,610	474,728	429,882	90.6%
Acquisition expenses	789,653	-	789,653
Depreciation and amortization	1,679,344	375,552	1,303,792	347.2%
Total Operating Expenses	11,586,623	4,279,312	7,307,311	170.8%
Operating Income (Loss)	(5,303,280)	715,111	(6,018,391)	(841.6)%
Warrant Liability	2,090,667	-	(2,090,667)
Interest and Other - Net	(949,671)	(7,667)	942,004
Income (Loss)Before Income Taxes	(4,162,284)	707,444	(4,869,728)	(688.4)%
Income Tax Expense	-	205,274	(205,274)
Net Income (Loss)	$(4,162,284)	$502,170	$(4,664,454)	(928.9)%

Revenue

Revenue was $15,582,823 and $8,488,253 for the three months ended September 30, 2013 and October 31, 2012, respectively. This represents a $7,094,570, or 83.6%, increase in revenues for the period ended September 30, 2013.

The Company’s operations included advertising revenue of $4,308,717 from its Media Networks business unit during the three months ended September 30, 2013. Operations of the Predecessor Company for the three months ended October 31, 2012 did not include any advertising revenue from the Media Networks business unit. The Company recognized an increase of $2,810,817, or 106.1%, in sales of its proprietary software, software-embedded media players and LED displays. The Company continued to sell maintenance and content services with the majority of its new orders and renewed a large percentage of its customers’ maintenance and content services contracts.

During the three months ended September 30, 2013 and October 31, 2012, respectively, the Company’s revenues were derived as follows.

	Three Months September 30, 2013		Three Months October 31, 2012
	$	%	$	%
Revenue -
Advertising	4,308,717	27.7%	0	0.0%
Products	5,460,746	35.0%	2,649,929	31.2%
Maintenance and content services	3,232,466	20.7%	4,205,005	49.6%
Professional services	2,580,894	16.6%	1,633,319	19.2%
Total	15,582,823	100.0%	8,488,253	100.0%

The following table reflects the Company's sales on a geographic basis.

	Three Months September 30, 2013		Three Months October 31, 2012
	$	%	$	%
North America	$12,313,613	79.0%	$6,486,480	76.4%
EMEA	3,269,210	21.0%	2,001,773	23.6%
Total	$15,582,823	100.0%	$8,488,253	100.0%

North America revenues were $5,827,133 higher in the three months ended September 30, 2013 because of advertising revenues from the Media Networks business unit. The vast majority of the revenues of the Media Networks business unit are generated from customers in North America.

Cost of Revenue

Cost of revenue totaled $9,299,480 and 3,493,830 for the three months ended September 30, 2013 and October 31, 2012, respectively. This increase in the total cost of revenue is primarily attributable to the cost of revenue associated with advertising revenues generated by the Media Networks business unit. Operations of the Predecessor Company for the three months ended October 31, 2012 did not include any advertising revenue from the Media Networks business unit.

The Company’s overall gross margin on sales for the three months ended September 30, 2013 decreased to 40.3% from 58.8% in the three months ended October 31, 2012. This lower gross margin on revenues was primarily attributable to the fact that advertising revenues, which comprised 27.7% of total revenues in the three months ended September 30, 2013, generate a lower gross margin than the average gross margin of the Company’s other products and services.

The following table summarizes the composition of Company’s revenue, cost of revenue, and gross margins for the three months ended September 30, 2013 and October 31, 2012.

	Three Months September 30, 2013		Three Months October 31, 2012		Change
	$	%	$	%	Dollars	%
Revenue -
Advertising	$4,308,717	27.7%	$0	0%	$4,308,717	%
Products	5,460,746	35.0%	2,649,929	31.2%	2,810,817	106.1%
Maintenance and content services	3,232,466	20.7%	4,205,005	49.6%	(972,539)	23.1%
Professional services	2,580,894	16.6%	1,633,319	19.2%	947,575	58.0%
Total	$15,582,823	100.0%	$8,488,253	100.0%	$7,094,570	83.6
Cost of Revenue -
Advertising	3,352,016	36.0%	0	%	3,352,016	%
Products	3,729,288	40.1%	1,737,357	49.7%	1,991,931	114.7%
Maintenance and content services	873,340	9.4%	461,931	13.2%	411,409	89.1%
Professional services	1,344,836	14.5%	1,294,542	37.1%	50,294	3.9%
Total	$9,299,480	100.0%	$3,493,830	100.0%	$5,805,650	166.2%

Gross Margin (Overall) -	$6,283,343	40.3%	$4,994,423	58.8%	1,288,920	25.8%

Gross Margin by Revenue Category
Advertising	$956,701	22.2%	$0	%	$956,701	%
Products	$1,731,458	31.7%	$912,572	34.4%	$818,886	89.7%
Maintenance and content services	$2,359,126	73.0%	$3,743,074	89.0%	$(1,383,948)	(37.0)%
Professional services	$1,236,058	47.9%	$338,777	20.7%	$897,281	264.9%

Operating Expenses

Operating expenses totaled $11,586,623 and $4,279,312 for the three months ended September 30, 2013 and October 31, 2012, respectively. This represents a $7,307,311, or 170.8%, increase in operating expenses. The major fluctuations in operating expenses were as follows:

●	The Company incurred $789,653 of acquisition expenses in the period ended September 30, 2013;
●

Sales and marketing expenses increased $2,530,743 and General and administrative expenses increased $2,253,241 due to the combination of the acquired companies. This resulted in a 139.5% increase in these expenses during the period ended September 30, 2013;

●	Depreciation and amortization expense increased $1,303,792 or 347.2% because of the amortization of the Intangible Assets acquired in the two acquisitions.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability income $2,090,667 for the period April 20 through September 30, 2013 represents the decrease in the Company’s warrant liability during that period. The Company computes its warrant liability using the quoted price for its publicly traded warrants. The financial results for 2012 include only the results of Symon which had no outstanding warrants.

Interest and other – Net

Interest expense and other - net increased by $942,004 due to interest expense on the Company’s borrowings that were used to finance the acquisition of Symon. The financial results shown for the three months ended October 31, 2012 include only Symon which had no outstanding debt.

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

In August 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share, minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $39.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used $10 million of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness, and expects to use the remaining net proceeds from the offering for general corporate purposes, which may include the prepayment of additional indebtedness, the funding of growth initiatives in sales and marketing, capital expenditures, working capital and/or strategic acquisitions. The Company has no current agreements or commitments with respect to any strategic acquisition.

At September 30, 2013, the Company’s cash and cash equivalents balance was $28,286,699. This includes cash and cash equivalents of $1,975,957 held in bank accounts of its subsidiary located outside the United States. The Company currently plans to use this cash to fund its on-going foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

Management feels that the Company has an adequate amount of cash to operate the Company for at least twelve months from September 30, 2013.

At September 30, 2013 the Company had outstanding debt of $23,191,410. This debt relates to the borrowings the Company made in connection with the acquisition of Reach Media and Symon as discussed above. The Company is currently required to make quarterly principal payments of $600,000 on its outstanding debt.

The Company has generated and used cash as follows:

	April 20, 2013 through September 30, 2013	Nine Months Ended October 31, 2012

Operating cash flow	$(10,206,713)	$2,290,566
Investing cash flow	(984,134)	(398,379)
Financing cash flow	28,421,845	0

Operating Activities

The decrease in cash from operating activities of $10,206,713 for the period April 20, 2013 through September 30, 2013 is primarily due to the net loss of $11,436,761 recognized by the Successor Company. The net loss is offset somewhat by the non-cash $1,829,333 charge to earnings for the increase in the Company’s warrant liability and the $2,971,620 charge for depreciation and amortization. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable increased by $2,608,668 due to the very high sales level by the Enterprise Solutions business unit in September.
●	Accrued liabilities decreased by $1,435,808 due primarily to the payment of professional fees related to the acquisitions.

The increase in cash from operating activities of $2,290,566 for the nine months ended October 31, 2012 was primarily due to net income of $1,849,908 recognized by Symon, the Predecessor Company. The effect of net income on cash is increased by depreciation and amortization for the period of $1,026,914 because it is a non-cash charge to earnings. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Inventory decreased by $405,247 as inventory levels were better aligned with customer order flow.
●	Accrued liabilities decreased by $813,825 primarily due to the payment of employee bonuses that had been accrued at the Predecessor company’s previous year-end.

Investing Activities

The decrease in cash of the Successor Company of $984,134 from investing activities during the period April 20, 2013 through September 30, 2013 is due to an additional payment of $209,079 in connection with the Symon acquisition and expenditures of $775,055 for capital assets.

The decrease in cash of the Predecessor Company of $398,379 from investing activities during the nine months ended October 31, 2012 is due to expenditures for capital assets.

Financing Activities

In August 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share, minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $39,115,785, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Successor Company made principal payments of $10,943,590 to its lenders during the period April 20 through September 30, 2013.

Recent Developments

Incentive Stock Option Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, and to designate the amount, type and other terms and conditions of such awards, and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 options to its employees.

Public Offering Of Common Stock

On August 2, 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $39.1 million, after deducting underwriting discounts, commissions, and offering expenses paid by the Company. The Company used $10 million of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness, and expects to use the remaining net proceeds from the offering for general corporate purposes, which may include the prepayment of additional indebtedness, the funding of growth initiatives in sales and marketing, capital expenditures, working capital and/or strategic acquisitions. The Company has no current agreements or commitments with respect to any strategic acquisition.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included elsewhere in this filing. The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s acquired Intangible Assets with definite lives are being amortized as follows:

Weighted Average
Acquired Intangible Asset:	Amortization Period: (years)
Software and technology	5
Customer relationships	7
Partner relationships	7
Tradenames and trademarks	5
Covenant Not-To-Compete	4

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 13, 2013, our Sponsor and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned over 50% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Bylaws (2)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)

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
William G. Cole
Chief Financial Officer (principal financial and accounting officer)

Date: November 14, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Bylaws (2)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)

Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of RMG Networks Holding Corporation (Registration No. 333-172085) filed with the Securities and Exchange Commission on March 24, 2011.

 42