Form 10-K
period 2013-12-31
RMG Networks Holding Corp
filed 2014-03-31
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

  ________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35534

RMG NETWORKS HOLDING CORPORATION

Delaware	27-4452594
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

15301 Dallas Parkway

Suite 500

Addison, Texas 75001

(800) 827-9666

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(b) of the Act

NASDAQ Global Market

Name of each exchange on which registered

Warrants to purchase shares of Common Stock

Units, each comprising of one share of Common Stock and one Warrant

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐     No   ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒ .

As of June 28, 2013, approximately 6,285,583 shares of the registrant’s common stock were outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant based on the $11.02 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on June 28, 2013, was approximately $8.9 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2014, there were 11,939,693 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Unless the context otherwise requires, when we use the words the “Company,” “RMG Networks,” “we,” “us,” or “our Company” in this Form 10-K, we are referring to RMG Networks Holding Corporation, a Delaware corporation f/k/a SCG Financial Acquisition Corp., and its subsidiaries, including RMG Enterprise Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”) and RMG Networks Holdings, Inc., f/k/a Reach Media Group Holdings, Inc. (“RMG”), unless it is clear from the context or expressly stated that these references are only to RMG Networks Holding Corporation.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. You should read statements that contain these words carefully because they:

●	discuss future expectations;

●	contain projections of future results of operations or financial condition; or

●	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

●	success in retaining or recruiting, or changes required in, our management and other key personnel;

●	the potential liquidity and trading of our securities;

●	RMG’s history of incurring significant net losses and limited operating history;

●	the competitive environment in the advertising markets in which we operate;

●	the risk that the anticipated benefits of the combination of RMG and Symon, or of other acquisitions that we may complete, may not be fully realized;

●	the risk that any projections, including earnings, revenues, expenses, margins or any other financial items are not realized;

●	changing legislation and regulatory environments;

●	business development activities, including our ability to contract with, and retain, customers on attractive terms;

●	the general volatility of the market price of our common stock;

●	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act); and

●	general economic conditions.

This Form 10-K contains statistical data that we obtained from various government and private publications. We have not independently verified the data in these reports. Statistical data in these publications also include projections based on a number of assumptions. The industries referenced may not grow at such projected rates or at all. The failure of these industries to grow at such projected rates may have a material adverse effect on our business and the market price of our securities. Furthermore, if any one or more of the assumptions underlying the statistical data turns out to be incorrect, actual results may differ from the projections based on these assumptions.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this Form 10-K could have a material adverse effect on us.

ii

PART I

 Item 1.     Business

 Overview

RMG Networks helps brands and organizations communicate more effectively using location-based video networks. Through our suite of products, including media services, proprietary software, software-embedded hardware, technical services and third-party displays, we are able to build, manage and monetize intelligent visual communication solutions for consumer-facing networks, corporate networks and advertising networks. We have thousands of customers globally, which include over 70% of the Fortune 100, and we are one of the largest integrated digital signage solution providers worldwide. We are headquartered in Dallas, Texas with offices in the United States, United Kingdom, China, India, Singapore, Brazil and the U.A.E.

Our RMG Enterprise Solutions business unit builds enterprise video networks that empower organizations to visualize critical data to better run their business in contact center, supply chain, internal communications, hospitality, retail and other applications primarily in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and for federal, state and local governments. We differentiate ourselves through dynamic data visualization delivering real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers. The solutions we provide are designed to integrate seamlessly with a customer’s IT infrastructure and data and security environments. These solutions are comprised of a suite of products that include proprietary software, software-embedded hardware, maintenance and support services, content and creative services, installation services and third-party displays.

Our RMG Media Networks business unit connects brands with target audiences using video advertising networks comprised of over 200,000 display screens reaching over 100 million consumers each month. Through this network, we engage high value and elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the RMG Airline Network, the RMG Office Network and the RMG Mall Media Network. The RMG Airline Network is a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spans all major commercial passenger airlines in the United States, delivers to advertisers an audience of affluent travelers and business decision makers in a captive and distraction-free video environment. Based on information provided by our airline, airport, IFE and Wi-Fi partners, we estimate that the RMG Airline Network is comprised of over 120,000 IFE screens, nearly 3,000 aircraft, and over 160 airline and private terminal lounges and can reach an audience of over 35 million passengers per month. All of our partner relationships are exclusive with the exception of four airline partnership agreements providing us with what we believe will be a growing revenue opportunity as airlines continue to install additional digital media assets. The RMG Office Network, which we believe is the United States’ largest in-office digital media network to engage audiences with sight, sound and motion, is located across the approximately 650 Regus, the global workplace provider, U.S. business centers including those located in large domestic business markets such as New York, Los Angeles, Chicago, Boston and San Francisco. The RMG Mall Media Network reaches over 62 million Nielsen measured monthly viewers in 160 shopping malls across the United States.

We power more than one million digital screens and end-points, and the diversity of products that we offer and our technical expertise provide our partners and customers with digital signage data visualization solutions that differentiate us from our competitors. We are led by an experienced senior management team with a proven track record of building and successfully running technology and advertising businesses.

History

We were incorporated in Delaware on January 5, 2011 as a blank check company for the purpose of effecting a business combination with one or more businesses. On April 8, 2013, we consummated the acquisition of RMG, pursuant to a merger agreement, dated as of January 11, 2013, as amended, by and among us, SCG Financial Merger II Corp., RMG and Shareholder Representative Services LLC, as the Stockholder Representative. On April 19, 2013, we consummated the acquisition of Symon, pursuant to a merger agreement, dated as of March 1, 2013, by and among us, SCG Financial Merger III Corp., Symon and the securityholders’ representative named therein. As a result of the RMG and Symon acquisitions, RMG and Symon became our subsidiaries, and the business and assets of RMG, Symon and their subsidiaries are our only operations. Symon is considered to be our predecessor for accounting purposes.

Our subsidiaries have operations that span over 30 years. The principal subsidiary of our RMG Media Networks business unit was founded in 2005 and began operations by developing a digital signage technology platform for ad serving and content distribution. It launched an initial media network in August 2006 and restructured in 2012 to focus on airline media because of its leading position in that market. The principal subsidiary of our RMG Enterprise Solutions business unit has been in operation since 1980.

Recent Development

In February 2014, we commenced an offer to exchange one share of our common stock for every eight of our outstanding warrants tendered by the holder for exchange pursuant to the offer. Concurrently with the offer, we also solicited consents from holders of our public warrants to amend the warrant agreement governing all of the warrants to permit us to require that all outstanding public warrants be converted into shares of our common stock at the same eight-to-one ratio applicable to the offer. The offer was open to holders of all warrants issued by RMG Networks; however, the holders of our 5,066,666 outstanding sponsor warrants had indicated to us that they did not intend to participate in the offer. The exchange offer expired on March 26, 2014, at 11:59 p.m. Eastern Time. A total of 3,417,348 Public Warrants, or approximately 26% of the 13,066,066 outstanding warrants (and approximately 43% of the 8,000,000 outstanding Public Warrants), were properly tendered and not withdrawn in the offer.

Under the terms of the offer, we accepted all tendered warrants, and are issuing an aggregate of approximately 427,169 shares of common stock in exchange.

Industry

Digital Signage

We believe the proliferation of digital signage in business and out-of-home environments allows advertisers and companies to engage consumers, employees and targeted audiences more effectively than traditional means. The digital signage industry is comprised of hardware, software and professional services that create solutions for advertising and business to business networks. The deployment of digital signage networks has continued to increase through the recent economic downturn. Frost & Sullivan, in its 2013 Digital Signage Systems Market report, estimates that the market for digital signage system technology in 2013 was approximately $1.5 billion and expects the market to grow from 2012 to 2018 at a compound annual growth rate of 12.3%. Others, such as IHS, Inc. estimate that aggregate global digital signage expenditures approached $14 billion in 2013.

As digital signage systems have evolved, they have become more cost effective and able to provide richer media content. The initial costs of planning and deploying digital signage infrastructure have dropped, reducing a significant barrier to growth. Today’s solutions support remote manageability, energy efficiency and the ability to process and blend rich media content. Customers are recognizing the flexibility and cost-effectiveness digital signage can provide compared to other forms of communication.

The dilution of mass media and shrinking attention spans of global consumers as a result of media clutter has led marketers to gravitate toward the digital signage medium, which can deliver relevant messaging to a finely-targeted audience, according to Frost & Sullivan, who further indicate the branding opportunities and interactivity offered by digital signage screens boost their popularity among advertisers and network owners globally. As such, digital signage is a more effective communication medium than traditional on-premises channels, as it increases sales and saves costs through superior viewer engagement.

Two key market drivers that are dramatically impacting the traditional digital signage industry and driving increased utilization of digital signage solutions are:

●

Demand for real-time information—Because of increased technology enablement, both organizations and individual consumers expect information to be more available and timely. Digital signage solutions are increasingly providing organizations with multiple ways of distributing content and data instantly and can provide a richer experience if the operator’s screens include interactive touch-screen functionality.

●

Big Data—Big Data is the collection and re-purposing of disparate data sources from enterprise systems and the cloud, enabling new, emerging capabilities around trend spotting, real-time decision making, performance management, sentiment analysis and customer service. Organizations around the world are making significant investments in Big Data to identify business, marketing, sales and service opportunities that will differentiate them competitively. Deploying digital signage projects that visualize Big Data offers organizations an opportunity to drive greater content relevance to their constituents.

Digital Video and Digital Out-of-Home Advertising

In 2013, digital media officially overtook print in terms of media industry market share, with 24% versus 22% for print. TV still holds the leading market share with 40% of media spending, highlighting the value of the video medium. The rise of digital video combines the power of sight, sound and motion with the real-time targeting, flexibility and measurement that a digital medium affords. Magnaglobal Global Advertising Revenue Forecast December 2013 projects segments heavy in digital video inventory will achieve the highest growth rates over the next five years, with mobile at 34.9% per year, online video at 27.2% per year and digital-out-of-home at 19.5% per year.

Digital out-of-home advertising is a relatively new form of advertising, but is becoming an effective way for advertisers to reach their target audience in captive locations for long periods of time. The digital out-of-home advertising market accounted for a small but rapidly growing portion of the $156.5 billion U.S. advertising market in 2013. U.S. digital out-of-home advertising revenue grew to $1.3 billion in 2011, with a projected a 5-year compound annual growth rate of 19.5%, and is expected to grow to approximately $2.5 billion by 2017. We believe the increase in advertising spending in this medium is largely a result of better research and overall visibility of the medium and digital technology, which have enhanced the reach and the overall value proposition of digital out-of-home advertising for local, regional, national and international advertisers. PQ Media states that Digital Place-based Networks, or DPN, growth is being driven by a number of factors, including consumers spending more time consuming media outside the home, DPNs are close to the point of purchase, the media buying process and the corresponding audience metrics are continually improving and DPNs are resistant to the ad-skipping technology that impacts the television market.

We believe few other marketing media channels can match the value proposition that digital signage delivers: the ability to reach a mass audience with a high level of flexibility to distribute content, change messages and target specific audiences at a lower cost per impression than traditional media. To put industry growth into perspective, PQ Media predicts a 19.2% compound annual growth rate from 2011 to 2016 for Global Digital Place-based Networks. Forecasted annual industry revenues grow from $5.9 billion in 2012 to $6.9 billion in 2013 and $12.3 billion for 2016 according to PQ Media’s Global Digital Out-of-Home Media Forecast 2012-2016, 5th Edition, 2012.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us for continued growth:

We provide dynamic data visualization. Versus some digital signage solutions that only offer the capability to place a set loop of content onto one or a few display endpoints, we offer solutions to dynamically visualize critical data and content that helps companies run their operations or communicate with target audiences more efficiently. Our technology platform and integrated solutions can interface with a customers’ disparate business systems, assemble data in a comprehensive manner and then display the output in real-time on thousands of end points across a global network, if needed.

Our products can be easily adapted to satisfy a wide array of customer applications.  Our solutions encompass a full array of key consumer-facing, corporate and advertising network types. We believe our solutions add significant value and provide a definable return on investment across a diverse set of business applications such as real-time reporting and alerting for contact centers, supply chain warehousing and manufacturing. Other enterprise uses include company news and information for employee or corporate communications. Our products are also commonly used in public-facing environments, such as retail operations, hotels, convention centers, hospitals, universities, casinos and government facilities. Our enterprise software suite incorporates leading network security features and has the flexibility to handle millions of data points and gigabytes of managed content. Our Smart Digital Appliances, InView desktop application and InView Mobile-Data applications for smart phones and tablets meet the requirements of many of the largest financial services and telecommunications companies in the United States. Our data-integration components ensure that nearly any external source can be leveraged in a solution, including databases, telephony, POS, RSS and web content, among others.

We offer comprehensive and customizable solutions and not just individual solution components.  One key to our market leadership is our robust software suite that offers scalability for nearly any client application. This includes installations ranging from a single display to many hundreds or even thousands of end-points. This platform allows us to build, manage, maintain and monetize comprehensive visual communication solutions for our customers. To accomplish this, we approach the market with a full complement of integrated ready-to-use technologies, including our proprietary software and software-embedded appliances, and a wide range of proprietary and third-party flat screen displays, kiosks, video walls, mobile devices and other digital signage endpoints. We also provide a wide range of professional services including installation and training, software and hardware maintenance and support, creative content and advertising management. We are typically the prime source globally for technical resources for implementations that feature our proprietary software and software-embedded appliances. We maintain strong customer support groups in the United States and internationally offering around-the-clock client support. In addition, we have a full-time global team of creative artists, graphic designers and editors who develop both original and subscription content as required by customers.

We are trusted by some of the largest organizations in the world.  Some of the largest and most demanding organizations, including over 70% of Fortune 100 companies and a large percentage of Fortune 500 companies, count on our solutions every day to inform, educate and motivate their employees and customers and to build their brands. Our solutions seamlessly interface with these organizations’ complex IT infrastructure environments in a secure manner. Often, we believe, we are one of the few digital signage solution providers that meet our customer’s strict security requirements, and accordingly these major organizations permit us to operate inside their IT environment behind their network firewalls. We have found that add-on sales opportunities and customer longevity are very high when our hardware and software have been authorized by customers to work behind their firewalls. Being a trusted solution provider to large multi-national corporations also affords us the opportunity to efficiently cross sell throughout a customer's global footprint and sell solutions for additional application areas into a single organization.

We serve customers through a global footprint.  We have offices and personnel focused on developing business or located in North America, Europe, South America, the Middle East and Asia. We service thousands of customers worldwide and estimate that millions of people globally view our content each day on our advertising networks and at our customers’ installations. Our global presence enables us to satisfy the worldwide requirements of our multi-national customers and to pursue market opportunities in high-growth geographies outside of North America. To efficiently utilize our global footprint, we have well-established relationships with leading business partners and resellers around the world.

Targeted national advertising network. Our captive and engaged audience of business decision makers and affluent consumers is highly sought-after by advertisers because of their media consumption habits. According to the 2011 Fall GfK MRI weighted to Population, our IFE network audience has a median age of 47 and is more than twice as likely to have a household income of over $200,000 per year, 66% more likely to have a professional or related occupation and almost twice as likely to have an occupation in management, business or financial operations. Our ability to bring together such audiences into a single network with broad scale and reach has made our networks attractive and in demand with advertisers.

Experienced management team. Our management team has significant experience in launching emerging digital media platforms, advertising sales and digital network design and operations.

Growth Strategy

Our growth strategy is to leverage and continue to build upon our past successes including through the following:

Expanding our customer base or increasing revenue potential.  We have identified and are currently pursuing numerous opportunities to expand our existing base of business or increase our revenue potential, including in our RMG Enterprise Solutions business unit:

●

Growing our presence in segments that have shown a high propensity to deploy visual communications like contact center management, supply chain management, internal communications, higher education, healthcare and customer-facing retail applications.

●	Selling additional solutions into our large, multi-national customers and expanding the geographies in which these customers may be using our solutions.

●	Developing additional reseller channels to supplement our direct sales efforts.

●

Building upon current successes in fast-growing geographic markets such as the Middle East, India and China and expanding further into Southeast Asia to address the large and fast growing call center marketplace in the region.  We also believe there are strong growth opportunities in both Central and South America for our core offerings, particularly in Mexico and Brazil, where known opportunities exist through resellers seeking partnerships with global solutions providers like us.

●

Evolving and expanding our portfolio of offerings related to, among others, enhanced data analytics solutions, small and medium sized business solutions, mobile applications, cloud-based technology platforms, interactive kiosks and linkages to social media.

and in our RMG Media Networks business unit:

●

Increasing the price points for our airline network cost per thousand impressions, or CPM. In recent years, demand for many premium media assets offered by our RMG subsidiary outpaced supply, creating a shortage during prime advertising months. We believe that, based on current demand levels, our pricing does not yet fully reflect the highly targeted nature of our impressions, higher recall rates, ability to provide informative audience data to our advertising customers and, most importantly, the inability to turn off or skip our advertising messages. We believe that there is an opportunity for continued CPM growth, especially as our inventory utilization increases, providing a more favorable supply-demand dynamic.

●

Expanding geographic coverage and reach of the RMG Airline Network. We intend to expand the reach and geographic coverage of the RMG Airline Network to Europe, the Middle East and Asia by connecting additional airlines, airplanes and airline executive clubs to the network through additional partner agreements or the international operations of current airline partners. Our strategy for attracting new airline partners is to focus primarily on the largest international carriers by passenger count and the most trafficked international airports.

●

Developing new out-of-home networks including our RMG Office Network and our RMG Mall Media business. We believe that our scalable infrastructure offers us a competitive advantage to expand into new digital out-of-home media networks. We are currently reviewing other captive digital place-based media networks that deliver valuable audience segments. We believe that targeted advertising will continue to grow in importance as a percentage of advertising spending and that networks in other retail environments will continue to develop. Importantly, we believe that our distribution technology, sales force, other existing operating infrastructure and client relationships could create growth opportunities for us in these other retail environments.

Pursuing targeted acquisitions.  We expect to continually evaluate companies with products and services that can help us expand our presence in our current markets and penetrate new industry segments, and believe that the relatively fragmented nature of our industry offers a significant number of such acquisition opportunities. These acquisition targets include:

●

Companies that utilize a premises-based solutions model and have a presence in industries that we currently serve and have targeted for growth. We expect to seek out companies that have an established customer base and revenue stream, a complementary technology platform and a set of deep industry competencies.

●

Companies that utilize a hosted solutions model that targets industry segments with a higher propensity to utilize hosted visual solutions over premises-based solutions. These segments typically do not have an onsite IT staff, do not have skilled on-site content managers, are price sensitive, and prefer a subscription-based offering.

●	Complementary and captive place-based advertising networks.

Cross selling between our business units. We believe that the combined U.S. and international customer bases of our RMG Enterprise Solutions and RMG Media Networks business units offer us significant cross selling opportunities and expect to continue developing these opportunities through continued cooperation of our business units’ sales forces and coordinated technology development.

Products and Solutions

RMG Networks helps brands and organizations communicate more effectively using location-based video network solutions. We offer our customers a full complement of products and services to build, manage and monetize consumer-facing networks, corporate networks and advertising networks with features and functionality that allow for rich media and data visualization content. Our RMG Enterprise Solutions and RMG Media Networks business units provide distinct but complementary products and solutions.

RMG Enterprise Solutions

Our RMG Enterprise Solutions business unit builds and manages enterprise video networks that empower organizations to visualize critical data and better run their businesses. Our proprietary software platform seamlessly integrates within our customers’ existing IT networks and offers premises-based or hosted content management, content subscription services and mobility solutions. We incorporate state of the art functionality and capabilities by working closely with leading global technology partners developing relationships that result in access to proprietary interfaces, and testing and lab environments. Our solutions portfolio, comprised of solutions for Intelligent Contact Center, Visual Internal Communications, Visual Supply Chain and consumer-facing retail, financial services, higher education and hospitality applications, is assembled from the following product components:

Enterprise Software (“ES”) is a robust software engine used to collect content from various sources, re-purpose the content according to a pre-specified business rule and distribute the re-purposed content to visual solution end-points. Data Collector interfaces link ES with customers’ enterprise operations systems.  We have built and maintain standard and vendor proprietary data collectors for all major enterprise operations systems and believe that these data collectors give us a distinct advantage by being able to deliver solutions that are operational more quickly, less expensively and with higher quality than the competition.

Media Players/Smart Digital Appliances (“SDA”) are software-embedded media players that function as the intelligent interface between our ES content engine and the visual display end-points. SDAs “pull” content and content rules and parameters from ES and then display the content on the displays according to established rules and parameters.

Design Studio (“DS”) and Design Studio Lite (“DSL”) are two offerings that are either a full-function application installed on the client’s PC (DS) or web-based (DSL) software suites used to design the look, feel, function and timing of how content will appear and be used on end-point displays. The software features a set of pre-designed templates that can be combined with external content feeds that are provided by us or other external content providers.

InView Mobile-Data (Mobility Solutions) is a real-time on-demand technology that seamlessly integrates with the ES real-time data. InView Mobile-Data enables managers to use their iOS and Android mobile devices to access real-time dashboards containing key performance indicators and data that alerts them to any issues that can affect customer service, operations or product quality, allowing them to quickly respond with appropriate actions to meet established company goals.

Subscription Content Services provides “business-appropriate” news and current information, created by our editors. In addition, weather, stock information, airport flight data and over 100 ticker feeds allow clients to customize the desired output in almost any manner they require. This service is hosted by us, and it complements customers’ messaging by keeping their audience engaged with fresh news and information throughout the day.

Electronic Displays (“ED”) include a line of displays designed by us, such as SmartScreens, door displays and LED wallboards that are architected to work seamlessly with our content management software. We also offer a large portfolio of third-party displays from some of the most recognizable brands in screen and electronic display technology.

RMG Media Networks

RMG Airline Network. We help airline partners unlock economic value from their existing assets while providing advertisers access to targeted, high-value and captive audiences. We believe that the reach, scope and digital delivery capability of our network of digital place-based media provides an effective platform for advertisers to reach an affluent and engaged audience on a highly targeted and measurable basis. We estimate that an airplane on which our media runs takes off every 20 seconds and that our media network can reach over 35 million people per month. The RMG Airline Network is currently located in some of the busiest domestic airports and covers travelers to and from the top designated market areas in the United States. As of December 31, 2013, we estimate that the RMG Airline Network includes over 120,000 IFE screens, 3,000 aircraft and over 160 airline executive clubs and private airport terminals in the U.S. As of December 31, 2013, we had partner relationships providing access to sell media inventory across 11 unique airline partners. In many cases we maintain multiple relationships with the same airline. We work with six airlines to sell their IFE system assets, with six airlines to sell their media assets in their executive clubs, and with ten airlines to sell their onboard Wi-Fi media assets.

RMG’s Airline Network advertising inventory includes digital signage in airline executive clubs displaying static and video messaging and also includes static and video IFE and Wi-Fi advertising units shown on commercial airlines in the United States. Short and long form IFE video content can be shown simultaneously on every digital media asset on a given aircraft, or inserted into or around other individual video programming. Static IFE banner units and static and animated online and interactive advertising units are also supported by the network. Our media technology platform powers the screens located inside airline executive clubs and we rely on airline partners and technology partners to supply content to in-aircraft IFE screens and Wi-Fi portals.

RMG Office Network. The RMG Office Network, which we believe is the United States’ largest in-office digital media network to engage audiences with sight, sound and motion, is located across the approximately 650 Regus, the global workplace provider, U.S. business centers including those in large domestic business markets including New York, Los Angeles, Chicago, Boston and San Francisco. The network features content curated from Bloomberg Television. Screens are located in communal office areas, such as co-working spaces, break rooms and reception areas with installations featuring large format screens and video walls with sound.

RMG Mall Media. RMG Mall Media is a premier, mall-based digital video network engaging affluent audiences in premium shopping mall food courts across the US. Extended dwell-times coupled with full sight, sound and motion allow advertisers to cut through the retail clutter and deliver a relevant and engaging message. The network reaches over 62 million Nielsen estimated monthly viewers in 160 shopping malls in 61 top markets across the United States.

Proprietary Planning and Inventory System. Our proprietary planning and inventory system supports key advertising and partner management business processes such as customer acquisition, advertising inventory, customer management and revenue recognition.

Global Sales Model

RMG Enterprise Solutions

Our RMG Enterprise Solutions business unit sells products and services through a worldwide professional sales force, as well as through a select group of resellers and local partners. In North America, approximately 90% or more of Enterprise Solutions sales were generated solely by our sales team, with 10% or less through resellers in 2013. Outside of the United States, the situation is reversed, with around 85% of sales coming from the reseller channel. Overall, approximately 70% of RMG Enterprise Solutions’ recent historical global revenues have been derived from direct sales, with the remaining 30% generated through indirect partner channels.

Our RMG Enterprise Solutions global sales team includes approximately 90 sales representatives and sales support staff. The sales representatives each have at least five years of specific experience in selling complex enterprise technology solutions. The sales team is supported in the pre-sales process by a team of highly skilled subject matter experts and sales engineers, who help to present solutions that meet each customer’s specific needs. In general, the sales compensation structure for the sales staff is approximately half base salary and half commissions. The amount of payment of commissions is dependent on representatives reaching their monthly, quarterly and annual sales objectives. In addition, commissions are modified by the overall profitability of the mix of products that are sold. Our resellers globally are supported by one or more of our sales team members to assist them with proposing unique solutions for clients and prospects.

RMG Media Networks

Our RMG Media Networks business unit sells and markets advertising through a direct sales and marketing group. Our RMG Media Networks sales staff of approximately 25 people is located in sales offices in New York, Los Angeles and Chicago. A significant percentage of the compensation for the sales staff is variable and commission-based. The sales team meets directly with clients and advertising agencies to consult with them on the merits of digital out-of-home advertising. We also have a marketing department with public relations and research capabilities that has commissioned third-party market research on the effectiveness of digital video and digital out-of-home advertising. This research has provided customers with evidence of the strong performance of its product relative to other broadcast advertising based on metrics such as brand recognition, message recall and likeability.

Customers

RMG Enterprise Solutions

Customers around the world purchase our RMG Enterprise Solutions software, hardware and services primarily under our standard agreements. For larger customers, a master services agreement is individually negotiated when necessary. Upon approval of the customer’s or reseller’s credit, customers purchase a mix of licensed software, hardware, installation services, training services, maintenance services and/or content services. Maintenance and content services are sold on an annualized basis, creating an annuity income stream and a close business relationship for us. It is common that a down payment is required from customers as needed. Our resellers purchase products and services from us to resell to their clients. In general, we assist resellers with installation, training services and on-going support in partnership with our resellers.

During the calendar year 2013, our Enterprise Solutions largest end user clients included American Express, AT&T, Bank of America, the Department of Veterans Affairs, Johnson and Johnson, JP Morgan Chase, Kaiser Hospitals, Lowes, Marriott Hotels, Regus, Roche Pharmaceuticals, Sovereign Bank and Verizon Wireless. Among our largest reseller business partners around the world in 2013 were Avaya, BT, Dynamic Systems, Verizon and Vodafone.

RMG Media Networks

Airline Network Partners. Our RMG Media Networks business unit partners with airlines, airports and aircraft IFE and Wi-Fi providers to sell advertising on digital media assets located in executive clubs, private airport terminals and on aircraft. As of December 31, 2013, RMG Media Networks had partner relationships with 11 unique airline partners to sell their media assets.  In many cases RMG maintains multiple relationships with the same airline.  We work with six airlines to sell their IFE system assets, with six airlines to sell their media assets in their executive clubs, and with ten airlines to sell their onboard Wi-Fi media assets. All the partner relationships are exclusive with the exception of four airline partnership agreements. We typically serve as the exclusive third-party agent for advertising sales for specified digital media assets in our partners’ air travel networks, but the scope of our exclusivity rights varies from contract to contract. Other partners, however, grant us exclusivity over certain formats like video advertisements but not over other formats like print. We share advertising revenues with our partners. The portion of revenue that we share with our partners ranges from 25% to 80% depending on the partner and the media asset. We make minimum annual payments to two partners and revenue sharing payments to all other partners (including payments in excess of minimum annual payments, if any). Our partnership agreements have terms ranging from one to five years. Four partnership agreements renew automatically unless terminated prior to renewal and the remainder have no obligation to renew. One partnership contract with an automatic renewal provision is subject to renewal in 2014.

Office Network Partner. Our RMG Media Networks business unit also partners with Regus, the global workplace provider, to exclusively provide content and sell advertising on digital media assets located throughout their approximately 650 US locations pursuant to a multi-year revenue sharing arrangement that is subject to certain minimum annual payments.

Advertising Customers. RMG Media Networks’ advertising business has a diverse customer base, consisting of more than 80 international, national and regional advertisers. The revenues obtained from advertisers varies greatly, from a few hundred to millions of dollars annually, with an average annual revenue per advertiser of $250,000 to $350,000. RMG has business relationships with many national advertisers across a wide variety of industries, such as automotive, IT infrastructure, consumer products, credit card, financial services, insurance, tourism and telecommunications.

Competition

Holding a strong, competitive position in the market for digital signage requires maintaining a diverse product portfolio that addresses a wide variety of customer needs.  We believe we have been a leading global provider of such products and services for more than 30 years. Our customers include many of the largest organizations in the world and, as a result, our brand is well established globally. The worldwide digital signage market is vast and diverse.  In addition to the scope of our product and service portfolio, we compete based upon commercial availability, price, visual performance, brand reputation, power usage and customer service.  Customer requirements vary as to products and services, and as to the size and geographic location of the solutions. We compete with a broad range of companies, including local, national and international organizations. In addition, competitors’ offerings differ widely. Some competitors offer a range of products and services; others offer only a single part of the overall digital signage solution.

Our RMG Enterprise Solutions business unit builds enterprise video networks that empower organizations to visualize critical data to better run their business in contact center, supply chain, internal communications, hospitality, retail and other applications primarily in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and for federal, state and local governments. We differentiate ourselves through dynamic data visualization delivering real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers.

Our RMG Media Networks business unit connects brands with target audiences using video advertising networks comprised of over 200,000 display screens reaching over 100 million consumers each month. Our digital video and digital out-of-home media assets compete with many other forms of marketing media, including television, radio, print media, Internet and outdoor display advertising. While digital out-of-home advertising represents a small portion of the advertising industry today, we believe we are well positioned to capitalize on what we believe will be an increasing shift of advertising spending away from mass media to more targeted forms of media, like digital out-of-home advertising. As the number of media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection and return on investment measurement will increase advertisers’ demand for digital advertising platforms and that our media networks are well positioned to address these trends.

We believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our advertising customers to access a national and regional audience, giving us a competitive advantage over many of our advertising competitors. Given the scale and technical capabilities of our digital network, we believe we are able to tailor our advertising programs with more flexibility and to a broader audience than other digital out-of-home advertising companies, providing a more entertaining consumer experience and a more effective platform for advertisers.

Our competitive strategy is built around our ability to provide end-to-end solutions; extensive software and hardware options; a consultative sales and partnership approach that delivers the optimum customer solution; a highly qualified staff of installation and integration professionals; seamless integration with customers’ IT infrastructure, data, and security environments; custom screen and content design; advertising management; and post-sale customer service and global technical support. We believe that our relative size and competitive strategy gives us an advantage in the markets we serve.

Though our direct competitors are numerous, diverse and vary greatly in size, we view the principal competitors to our RMG Enterprise Solutions business unit as Scala, Stratacache, Four Winds Interactive, Inova, Janus Displays, Cisco, Visix, X2O Media, ComQi, John Ryan & Associates, Broadsign International, Nanonation, Reflect Systems and Navori, S.A. We view the principal competitors to our RMG Media Networks business unit as Captivate Network, IZ ON Media LLC, National CineMedia Inc., JCDecaux SA, Titan Outdoor LLC and Clear Channel Outdoor Holdings, Inc.

Employees

As of December 31, 2013, we had 272 global employees, with 193 in our North American operations, including 82 in sales and sales support, 33 in professional services, 14 in technical support/help desk and 64 in general and administration. Internationally, we had 79 employees supporting our global operations, including 34 in sales and sales support, 26 in professional services, 5 in technical support/help desk and 14 in general and administration. Our U.S. employees are not covered by any collective bargaining units and we have never experienced a work stoppage in the U.S. Our international employees are also not covered by any national union contracts.

Intellectual Property and Trademarks

We rely on a combination of trademark, copyright, patent, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. These laws, procedures and contractual restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. We generally require employees, consultants, customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property. We also generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights. Despite these precautions, third parties may obtain and use without our consent intellectual property that we own or license. Any unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

As of December 31, 2013, we had four issued patents in the United States related to technology contained in LED displays, which each expire in 2019. None of these patents are material to our business. In addition, we had three issued patents and four patent applications pending in the United States. These patents are material to our business because they relate to innovations embedded in the software that underlies our media networks. These patents expire at various times between 2025 and 2027. We cannot ensure that any of our pending patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties could claim invalidity or co-inventorship, or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention, and resources, damage our reputation and brand and substantially harm our business.

We expect that we and others in the industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products and services overlaps. Our competitors could make a claim of infringement against us with respect to our products and underlying technology. Third parties may currently have, or may eventually be issued, patents upon which our current solution or future technology infringe. Any of these third parties might make a claim of infringement against us at any time.

Government Regulation

We are subject to varied federal, state and local government regulation in the jurisdictions in which we conduct business, including tax laws and regulations relating to our relationships with our employees, public health and safety, zoning, and fire codes. We operate each of our offices, and distribution and assembly facilities in accordance with standards and procedures designed to comply with applicable laws, codes and regulations.

We import and export products into and from the United States. These activities are subject to laws and regulations, including those issued and/or enforced by U.S. Customs and Border Protection. We work closely with our suppliers to ensure compliance with the applicable laws and regulations in these areas.

Executive Officers

Our directors and executive officers and their ages as of March 29, 2014, are as follows:

Name	Age	Title
Gregory H. Sachs	48	Executive Chairman

Garry K. McGuire, Jr.	43	Chief Executive Officer, Director

William Cole	66	Chief Financial Officer

Gregory H. Sachs served as our Chairman, Chief Executive Officer and President from inception until the consummation of the acquisition of RMG in April 2013, at which time he became our Executive Chairman. Since 2008, he has been Chairman and Chief Executive officer of Sachs Capital Group LP. From 1993 to 2008 he was Chairman and Chief Executive Officer of Deerfield Capital Management which he founded and oversaw its growth from a fixed income hedge fund with $15 million in assets under management to a global diversified fixed income investment manager with approximately $15 billion in assets under management. While at Deerfield, Mr. Sachs oversaw the management of Deerfield Capital Corp, a publicly traded (NYSE: DFR) specialty finance company that invested in various credit related asset classes. Deerfield Capital Corp. had gross assets in excess of $8 billion at the time Mr. Sachs sold his interest in Deerfield. Prior to founding Deerfield, Mr. Sachs was Vice President and Trading Manager for Harris Trust and Savings Bank’s Global Fixed Income Trading Division. Mr. Sachs graduated from the University of Wisconsin at Madison in 1988 with both an M.S. degree in Quantitative Analysis and Finance and a B.B.A. degree in Actuarial Science and Quantitative Analysis. He is a former board member of the Triarc Companies (NYSE: TRY) from 2004 to 2007, Deerfield Capital Corp. (NYSE: DFR) from 2005 to 2007 and the Futures Industry Association. Mr. Sachs also has extensive experience investing in real estate properties for his own account.

Garry McGuire served as the Chief Executive Officer of RMG from June 2009 until the consummation of the acquisition of RMG in April 2013, at which time he was appointed our Chief Executive Officer. Prior to joining RMG, Mr. McGuire was the Founder and Chairman of Icon Internet Ventures from May 2007 to July 2009, which owns and publishes affinity websites that aggregate target audiences. From January 2004 to May 2007, Mr. McGuire served as President of Gyro HSR, a leading independent, London based, digital marketing agency. Mr. McGuire received a B.A. from The University of Dayton. Mr. McGuire is also on the board of directors of the Digital Place-Based Advertising Association.

William Cole served as Symon’s Chief Financial Officer from 1997 until the consummation of our acquisition of Symon in April 2013, in connection with which he was appointed our Chief Financial Officer. Prior to joining Symon, Mr. Cole served as the Chief Financial Officer for two insurance brokerage firms specializing in the placement of insurance coverage for oil and gas exploration and services companies.  Prior to that, Mr. Cole spent 17 years with the international accounting firm of Deloitte & Touche LLP, including seven years as a partner. Mr. Cole is a Certified Public Accountant in Texas and Louisiana.  Mr. Cole earned a B.S. in Accounting from Mississippi State University and a Master of Business Administration degree from Louisiana State University.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.rmgnetworks.com.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk.  Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-K, including our historical financial statements and related notes included herein.  The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment. Please see “Cautionary Notes Regarding Forward-Looking Statements.”

Risks Related to Our Business

The markets for digital signage and advertising are competitive and we may be unable to compete successfully.

The markets for digital signage and advertising are very competitive and we must compete with other established providers. We compete with larger companies in many of the markets we serve. We compete for advertising sales directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and Internet portals and search engines and digital out-of-home advertising represents a small portion of this market. We expect existing competitors and new entrants into the markets where we do business to constantly revise and improve their business models in light of challenges from us or other companies in the industry. If we cannot respond effectively to advances by our competitors, our business and financial performance may be adversely affected.

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

From time to time, we have experienced delays in manufacturing our products for several reasons, including component delivery delays, component shortages and component quality deficiencies. Component shortages, delays in the delivery of components and supplier product quality deficiencies may occur in the future. These delays or problems have in the past and could in the future result in delivery delays, reduced revenues, strained relations with customers and loss of business. Also, in an effort to avoid actual or perceived component shortages, we may purchase more components than we may otherwise require. Excess component inventory resulting from over-purchases, obsolescence, installation cancellations or a decline in the demand for our products could result in equipment impairment, which in the past has had and in the future would have a negative effect on our financial results.

We obtain several of the components used in our products from limited sources. We rarely have guaranteed supply arrangements with our suppliers, and cannot be sure that suppliers will be able to meet our current or future component requirements. If component manufacturers do not allocate a sufficient supply of components to meet our needs or if current suppliers do not provide components of adequate quality or compatibility, we may have to obtain these components at a higher cost from distributors or on the spot market. If we are forced to use alternative suppliers of components, we may have to alter our manufacturing processes or solutions offerings to accommodate these components. Modification of our manufacturing processes or our solutions offerings to use alternative components could cause significant delays and reduce our ability to generate revenues.

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

We will also need to continue to expand, train, manage and motivate our workforce, manage our relationships with our customers, and add sales and marketing offices and personnel to service these relationships. All of these endeavors will require substantial managerial efforts and skill, and incur additional expenditures. We may not be able to manage our growth effectively and, as a result, may not be able to take advantage of market opportunities, execute on expansion strategies or meet the demands of our customers.

We may not realize the anticipated benefits of the acquisitions of Symon and RMG or of future acquisitions or investments.

We acquired our operating subsidiaries in two separate business combinations in April 2013, and our operating subsidiaries, in turn, have grown their businesses in part through acquisitions. For example, AFS Message-Link and Dacon, Ltd. are companies that Symon purchased in 2006 and 2008, respectively. AFS Message-Link allowed Symon to enter the hospitality digital markets as a key industry participant, and Symon’s acquisition of Dacon, a company based in the United Kingdom, expanded Symon’s contact center market presence and its base of large resellers. Likewise, RMG established its executive airline club business through the acquisition of the Executive Media Network and its wholly-owned subsidiaries in April 2011. As part of our business strategy, we intend to make future acquisitions of, or investments in, technologies, products and businesses that we believe could complement or expand our business, enhance our technical capabilities or offer growth opportunities. However, we may be unable to identify suitable acquisition candidates in the future or make these acquisitions on a commercially reasonable basis, or at all. In addition, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that do not come to fruition. These resources could otherwise be spent on our own customer development, marketing and customer sales efforts and research and development.

Our acquisitions of Symon and RMG, and any future acquisitions and investments we may undertake, subject us to various risks, including:

●	failure to transition key customer relationships and sustain or grow sales levels, particularly in the short-term;

●	loss of key employees related to acquisitions;

●	inability to successfully integrate acquired technologies or operations;

●	failure to realize anticipated synergies in sales, marketing and distribution;

●	diversion of management’s attention;

●	adverse effects on our existing business relationships;

●	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

●	expenses related to amortization of intangible assets and potential write-offs of acquired assets; and

●	the inability to recover the costs of acquisitions.

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

Our RMG subsidiary has a history of incurring significant net losses, and our future profitability is not assured.

For the years ended December 31, 2012 and 2011, RMG, which we acquired on April 8, 2013, incurred net losses of $11.5 million and $14.9 million, respectively. RMG’s operating results for future periods are subject to numerous uncertainties and there can be no assurances that it will be profitable in the foreseeable future, if at all. If our RMG Media Networks business unit revenues decrease in a given period, we may be unable to reduce cost of revenues as a significant part of its cost of revenues is fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss for that period and subsequent periods.

We have minimum payment commitments to certain advertising partners that if we cannot service could negatively impact our profitability.

We have minimum payment commitments to three of our advertising partners. These commitments constitute a significant part of our cost of revenues. If our revenues decrease in a given period, we may be unable to reduce cost of revenues as a significant part of our cost of revenues is fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss for that period and subsequent periods.

Our RMG subsidiary has a limited operating history, which may make it difficult to evaluate its business and prospects.

RMG began business operations in September 2005 as Danouv Inc., developing a digital signage technology platform for ad serving and content distribution. RMG launched an initial media network with 650 screens in coffee shops and eateries in August 2006. In September 2006, Danouv Inc. changed its name to Danoo Inc. In July 2009, Danoo purchased certain assets of IdeaCast Inc., which operated a digital signage network in gyms and fitness centers and in the airline in-flight entertainment space. In August 2009, Danoo was renamed RMG Networks, Inc.

RMG acquired certain assets and cash from Pharmacy TV Network, LLC in March 2010 in an all-stock transaction. Pharmacy TV was a retail point of sale network in pharmacies across the United States. RMG subsequently shut this network down during the fourth quarter of 2011 due to lack of scale and advertiser demand. RMG acquired Executive Media Network Worldwide and its wholly-owned subsidiaries Corporate Image Media, Inc. and Prophet Media, LLC (collectively the Executive Media Network) in April 2011 to extend its airline media offering from airport business lounges to in-flight media. The Executive Media Network acquisition introduced a proprietary booking, tracking and inventory system called Charlie into the RMG technology portfolio. The Executive Media Network was subsequently transitioned to the RMG technology platform for content delivery and network management. This acquisition also consolidated the number of companies in the United States working with airlines to sell media. During the first quarter of 2012, RMG divested the NYTimes.com Today network, and in July 2012 RMG sold the Fitness Network.

RMG took steps to align resources behind the airline media properties because RMG was a category leader in that space in 2012. Accordingly, it has a limited operating history for operations upon which you can evaluate the viability and sustainability of its business and its acceptance by advertisers and consumers. It is also difficult to evaluate the viability of RMG’s use of audiovisual advertising displays in airline executive clubs, IFE displays, Wi-Fi advertising and other digital out-of-home commercial locations as a business model because it does not have sufficient experience to address the risks frequently encountered by early stage companies using new forms of advertising media and entering new and rapidly evolving markets. These circumstances may make it difficult to evaluate RMG’s business and prospects.

The airline industry is highly competitive, and a substantial weakening of, or business failure by, any of our partner airlines could negatively affect our revenues and jeopardize any investment we make in deploying the RMG Airline Network in airline executive clubs.

The airline industry is highly competitive and has experienced substantial consolidation. Because our ability to generate revenues from advertising sales and services depends upon our ongoing relationships with a limited number of airlines, any substantial weakening or failure of the business of one or more of our existing airlines, or the consolidation of one or more of our airlines with a third party, could cause our revenues to decline, adversely affecting our business and prospects.

We have in the past made, and plan in the future to make, significant investments in the equipment, installation and support of the RMG Airline Network within airline executive clubs. We intend to pursue opportunities where we may invest in new airline relationships and the deployment of new media inventory, and the weakening, failure or acquisition of any of our airline partners in the future could result in our loss of our investment and/or a negative return on our investment. In addition, we may incur additional expense recovering our equipment from airline executive clubs in the event any such clubs cease to operate or close for any reason.

If we are unable to retain or renew existing partnerships on commercially advantageous terms, we may be unable to maintain or expand advertising network coverage and our costs may increase significantly in the future.

Our ability to generate revenues from advertising sales depends largely upon our ability to provide a large air travel and office advertising network for the display of advertisements. However, there can be no assurances that we will be able retain or renew our existing partnerships with inventory partners and any failure to maintain our network could damage our relationships with advertisers and materially and adversely affect our business.

As of December 31, 2013, we had 12 partnership contracts that have terms ranging from one to five years. Four contracts renew automatically unless terminated prior to renewal while the rest have no automatic renewal provisions. One partnership contract is subject to renewal in 2014. In addition, we have minimum payment commitments to three of our partners, which comprise a significant portion of our total cost of revenues. These commitments may increase over time and as partnership contracts terminate, we may experience a significant increase in our costs of revenues when we have to renew these contracts. If we cannot pass increased costs onto advertisers through rate increases, our earnings and results of operations could be materially and adversely affected. In addition, many of our partnership contracts contain provisions granting us certain exclusive advertising rights. We may not be able to retain these exclusivity provisions when we renew these contracts. If we were to lose exclusivity, our advertisers may decide to advertise with our competitors or otherwise reduce their spending on our network and we may lose market share.

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

We have relied, and may continue to rely, on a limited number of advertisers for a significant portion of our advertising-related revenues, and such revenues could decline due to the delay of orders from, or the loss of, one or more significant advertisers.

A small number of advertisers may constitute a significant portion of our advertising-related revenues. Our relationships with these advertisers may not expand or may be disrupted. If a major advertiser purchases less advertising or defers orders in any particular period, or if a relationship with a major advertiser is terminated, our revenues could decline and our operating results may be adversely affected. We are also obligated to provide minimum payments to three partners, which we could have difficulty satisfying if our advertising revenues generated with existing partners significantly decrease for any reason or if we fail to generate advertising revenues with newly obtained partners for any reason. In addition, such new partners may require their own minimum payments.

If advertisers or the viewing public do not accept, or lose interest in, our digital out-of-home advertising network, our revenues may be adversely affected and our business may not expand or be successful.

The market for digital out-of-home advertising networks worldwide is relatively new and its potential is uncertain. We compete for advertising spending with many forms of more established advertising media. Our success depends on the acceptance of digital out-of-home advertising networks by advertisers and their continuing interest in these media networks as components of their advertising strategies. Our success also depends on the viewing public continuing to be receptive towards its advertising network. Advertisers may elect not to use our services if they believe that consumers are not receptive to our networks or that our networks do not provide sufficient value as effective advertising media. Likewise, if consumers find some element of our networks, such as its in-flight roadblock unit, to be disruptive or intrusive, the airlines may decide not to place our digital displays in their properties or allow us to sell advertising on their IFE systems and advertisers may view our advertising network as a less attractive advertising medium compared to other alternatives. In that event, advertisers may decide to reduce their spending on our networks. If a substantial number of advertisers lose interest in advertising on our networks for these or other reasons, we will be unable to generate sufficient revenues and cash flow to operate our business, and our advertising service revenue, liquidity and results of operations could be materially adversely affected.

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

Our success in selling advertising depends, in part, on high traffic airlines and airline executive clubs, which increases the number of potential viewers for the RMG Airline Network. The price at which we sell advertising aired on the RMG Airline Network is a direct result of the number of viewers and the quality of those viewers. If the number of travelers visiting the airline clubs or flying on commercial airplanes decreases, advertisers may decide not to advertise on the RMG Airline Network, may purchase less advertising on the RMG Airline Network or may not be willing to pay for advertising at price points necessary for it to succeed. If alternative methods of communication such as the Internet and other forms of travel increase in popularity, fewer consumers may visit our travel media locations. If consumers change the way they travel, such as increasing travel by car, they may not be receptive to our programming. In either case, our ability to generate revenues from advertisers could decrease and our operating results could be adversely affected.

If people change the underlying behaviors that drive viewership of our networks, our revenues may decline and our business may be adversely affected.

Our success in selling advertising depends, in part, on the usage of airlines and airline executive clubs, business offices and shopping malls. Higher usage increases the number of potential viewers for our networks. The price at which we sell advertising is a direct result of the number of viewers and the quality of those viewers of our networks. If the number of travelers visiting the airline clubs, flying on commercial airplanes, using offices or visiting shopping malls decreases, advertisers may decide not to advertise on our networks, may purchase less advertising on our networks or may not be willing to pay for advertising at price points necessary for our networks’ profitable operations. If substitutes for the activities that drive viewership to our networks increase in popularity, fewer consumers may view our networks, our ability to generate revenues from advertisers could decrease and our operating results could be adversely affected.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of December 31, 2013, we held three issued patents and four pending patent applications in the United States that we consider to be material to our business. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Any patent applications may not result in issued patents. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and expand our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, design code for our advertising network, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and invention assignment agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

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

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time, we receive letters alleging infringement of intellectual property rights of others. We may also initiate claims against third parties to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our core business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from operating portions of our business or using technology that contains the allegedly infringing intellectual property. Any intellectual property litigation could adversely affect our business, financial condition or results of operations.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in Addison, Texas. In addition, we manage our networks from our headquarters in Addison, and have significant operations in California. Addison is located in an area that experiences frequent severe weather, including tornadoes, and parts of California exists on or near known earthquake fault zones. Should a tornado, earthquake or other catastrophe, such as fires, floods, power loss, communication failure, terrorist acts or similar events, disable our facilities, our operations would be disrupted. While we have developed a backup and recovery plan, such plan may not ultimately prove effective.

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

A number of regulations, including those referenced below, may impact our business as a result of our use of Wi-Fi networks. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for distributing materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these regulations, and other regulations relating to our Wi-Fi networks or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, financial condition or results of operations. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our Wi-Fi networks. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

We may not be able to generate sufficient cash to service our debt obligations.

We have approximately $8.0 million in outstanding indebtedness under a senior credit facility that is secured by a first-priority security interest in substantially all of our assets. Our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lenders could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

Our outstanding indebtedness requires us to comply with certain financial covenants, the default of which may result in the acceleration of our indebtedness.

Our senior credit facility contains financial and operational covenants, including covenants requiring us to achieve specified levels of consolidated EBITDA and to maintain a minimum fixed charge coverage ratio, which requirements are tested quarterly (beginning with the quarter ending December 31, 2014). The senior credit facility also prohibits us from making capital expenditures above certain thresholds in any fiscal year. Failure to comply with these or other covenants in our senior credit facility would result in an event of default. In the event of any default under our senior credit facility, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on our assets.

We require a significant amount of liquidity to fund our operations, capital expenditures, acquisitions and other corporate expenditures.

Our ability to fund operations, capital expenditures, acquisitions and other corporate expenditures, including repayment of our indebtedness, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot ensure that our businesses will generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to pay our indebtedness or to fund our other needs.

If we are unable to generate sufficient cash flow to fund our needs, we may need to pursue one or more alternatives, such as to:

●	reduce or delay planned capital expenditures or investments in our business;
●	seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;
●	sell assets or businesses;
●	sell additional equity; or
●	curtail our operations.

Any such actions may materially and adversely affect our future revenue prospects. In addition, we cannot ensure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.

Risks Related to Our Common Stock

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of December 31, 2013, our Sponsor and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned almost 40% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if and when we are no longer a “smaller reporting company,” will require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or Stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

RMG Networks Holding Corporation is a holding company and relies on distributions, loans and other payments, advances and transfers of funds from RMG and Symon to pay dividends, pay expenses and meet our other obligations.

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

Following the consummation of our warrant exchange offer, outstanding warrants to purchase an aggregate of 9,649,318 shares of common stock are currently exercisable. These warrants would only be exercised if the $11.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

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

Item 1B.  Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.     Properties

Our corporate headquarters is located in a facility in Addison, Texas, with approximately 31,255 rentable square feet. In the United States, we also lease office space in San Francisco, New York City, Chicago, Los Angeles, Las Vegas, St. Peters (Missouri) and Pittsford (New York).

Our European and Middle Eastern operations are based in our leased office located in Hemel Hempstead, England, with sub-offices serving the Middle East located in Dubai, United Arab Emirates and South East Asia located in Singapore. There are three employees located in India who support local resellers and customers. We also maintain offices in Beijing, China and Sao Paulo, Brazil.

Our corporate headquarters is subject to a long-term lease which expires in 2024, and most of our office and manufacturing locations are subject to long-term leases, which expire before 2016. We expect to extend, or relocate to new facilities at the end of the expiring lease terms. We believe our facilities are adequate to meet our current needs and intend to add or change facilities as our needs require.

Item 3.     Legal Proceedings

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the NASDAQ Global Market, and our warrants and units are quoted on the OTC bulletin board, under the symbols “RMGN”, “RMGNW” and “RMGNU”, respectively. The Units commenced public trading on April 13, 2011 and unitholders may elect to separately trade the common stock and warrants underlying the Units. Our common stock was quoted on the OTC bulletin board until its listing on the NASDAQ Stock Market on May 2, 2012.

The following table sets forth the high and low bid prices as quoted on the NASDAQ Stock Market (with respect to our common stock) and OTCBB (with respect to our warrants and our units) for the periods indicated.

	RMGN		RMGNU		RMGNW
	Common Stock		Units		Warrants
Quarter Ended	High	Low	High	Low	High	Low

12/31/13	$8.29	$4.35	$18.50	$9.25	$0.61	$0.23
09/30/13	$11.23	$7.02	$18.50	$18.50	$0.75	$0.55
06/30/13	$21.75	$9.44	$18.50	$10.20	$1.38	$0.36
03/31/13	$10.06	$9.30	$11.18	$9.92	$0.40	$0.19
12/31/12	$9.96	$9.81	$9.92	$9.92	$0.18	$0.11
09/30/12	$9.92	$9.63	$9.96	$9.75	$0.16	$0.15
06/30/12	$9.72	$9.65	$9.90	$9.74	$0.21	$0.21
03/31/12	$9.71	$9.54	$10.00	$9.90	$0.27	$0.22

As of March 29, 2014, there were 24 holders of record of our common stock, three holders of record of our warrants and one holder of record of our Units.

Dividends

To date, we have not paid any dividends on our common stock. The payment of any future cash dividend will be dependent upon revenue and earnings, if any, capital requirements and general financial condition. As a holding company without any direct operations, our ability to pay cash dividends may be limited to availability of cash provided to us by RMG or Symon through a distribution, loan or other transaction, and will be within the discretion of our board of directors. Our outstanding indebtedness also limits our ability to pay dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

None, other than as previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during 2013.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed on January 5, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition of RMG on April 8, 2013 and on April 19, 2013 acquired Symon Holdings Corporation (“Symon”). Symon is considered to be the Company's predecessor corporation for accounting purposes.

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

RMG Media Networks Revenues

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

RMG Enterprise Solutions Revenues

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

Cost of Revenue

RMG Media Networks Revenues

The cost of revenue associated with RMG Media Networks revenues consists primarily of revenue sharing with the Company’s airline and other business partners. Revenue sharing payments to airlines and other business partners are made on a monthly basis under either under minimum annual guarantees, or as a percentage of advertising revenues following collection from customers. The portion of revenue shared with partners ranges from 25% to 80% depending on the partner and the media asset. The Company makes minimum annual payments to three partners and revenue sharing payments to all other partners. The Company’s partnership agreements have terms generally ranging from one to five years. Four of the Company’s partnership agreements renew automatically unless terminated prior to renewal, and the remaining agreements have no obligation to renew.

RMG Enterprise Solutions Revenues

The cost of revenue associated with RMG Enterprise Solutions product sales consist primarily of the costs of media players, the costs of third-party flat screen displays and the operating costs of the Company’s assembly and distribution center. The cost of revenue of professional services is the salary and related benefit costs of the Company’s employees and the travel costs of personnel providing installation and training services.  The cost of revenue of maintenance and content services consists of the salary and related benefit costs of personnel engaged in providing maintenance and content services and the annual costs associated with acquiring data from third-party content providers.

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

●

General and administrative expenses consist primarily of salaries and related benefit costs of executives, accounting, finance, administrative, and IT personnel. Also included in this category are other corporate expenses such as rent, utilities, insurance, professional service fees, office expenses, travel by general and administrative personnel and meeting expenses.

●	Acquisition expenses are comprised of the following:

●	Professional fees paid to attorneys, accountants, consultants and other professionals in connection with the acquisitions of RMG and Symon.
●	All costs associated with integrating and restructuring the operations of the acquired companies.
●	Expenses incurred by the Company prior to the acquisitions while still a development stage company.

●	Depreciation and amortization costs include depreciation of the Company’s office furniture, fixtures and equipment and amortization of intangible assets.

Given the nature of the formation of the Company, its financial results are required to be reported on a basis that includes various groupings of the three companies (RMG Networks Holding Corporation, RMG and Symon), and for different time periods, both before and after the two acquisitions.

Results of Operations

Comparison of the period from April 20, 2013 to December 31, 2013 and the year ended January 31, 2013

As discussed above, the Company acquired RMG on April 8, 2013 and Symon on April 19, 2013. Prior to its acquisition, Symon had a January 31 fiscal year end. The financial statements for the period April 20, 2013 through December 31, 2013 include the results of operations of RMG Networks, RMG, and Symon (the “Successor Company”) for 256 days. The financial statements for the year ended January 31, 2013 include only the results of operations of Symon (the “Predecessor Company”) for the entire year. As a result, the financial results shown are not generally comparable on a meaningful basis.

	Successor Company	Predecessor Company
	April 20, 2013 through December 31,	Year Ended January 31,	Change
	2013	2013	Dollars	%

Revenue	$50,277,647	$42,528,391	$7,749,256	18.2%
Cost Of Revenue	29,685,596	18,441,521	11,244,075	61.0%
Gross Profit	20,592,051	24,086,870	(3,494,819)	-14.5%

Operating Expenses -
Sales and marketing	12,681,559	7,760,739	4,920,820	63.4%
General and administrative	12,871,283	7,313,398	5,557,885	76.0%
Research and development	2,623,791	2,103,078	520,713	24.8%
Acquisition expenses	2,095,250	380,000	1,715,250	451.4%
Depreciation and amortization	4,956,622	1,111,948	3,844,674	345.8%
Total Operating Expenses	35,228,505	18,669,163	16,559,342	88.7%
Operating Income (Loss)	(14,636,454)	5,417,707	(20,054,161)	-370.16%
Warrant liability income charge	1,960,211	-	1,960,211	-
Interest expense and other - net	(3,327,148)	(66,467)	(3,260,681)	-
Income (Loss) Before Income Taxes	(16,003,391)	5,351,240	(21,354,631)	-399.1%
Income Tax Expense (Benefit)	(3,003,088)	1,860,190	(4,863,278)	-261.4%
Net Income (Loss)	$(13,000,303)	$3,491,050	$(16,491,353)	-472.4%

Revenue

Revenue was $50,277,647 and $42,528,391 for the period April 20, 2013 through December 31, 2013 and the year ended January 31, 2013, respectively. This represents a $7,749,256 or 18.2%, increase. This difference in revenue is due to the fact that revenues for the period April 20 through December 31, 2013 include advertising revenues for the Successor Company, while revenues for the year ended January 31, 2013 include only the revenues of the Predecessor Company. Revenues for the period April 20 through December 31, 2013 have also been reduced by $4,399,479 to reflect the adjustment to market value of the Company’s deferred revenue accounts at the acquisition date in accordance with US GAAP.

During the period April 20 through December 31, 2013 and the year ended January 31, 2013, the Company’s revenues were derived as follows.

	Successor Company	Predecessor Company
	April 20, 2013 through December 31, 2013	Year ended January 31, 2013
Revenue :
Advertising	$15,963,107	$-
Products	18,488,304	19,185,359
Maintenance and content services	7,537,024	17,065,483
Professional services	8,289,212	6,277,549
Total	$50,277,647	$42,528,391

The fluctuations in the components of revenues between the two periods are due to the same reasons stated above with respect to total revenues. Specifically, the RMG Media Networks business unit was not included in operations for the year ended January 31, 2013, and, as a result, there was no advertising revenue. In addition, revenues for the period April 20 through December 31, 2013 are for the Successor Company for a 256 day period while revenues for the year ended January 31, 2013 are for the Predecessor Company for a 365 day period.

The following table reflects the Company’s sales on a geographic basis.

	Successor Company		Predecessor Company
	April 20, 2013 through December 31, 2013		Year ended January 31, 2013

North America	$40,235,491	80.0%	$29,750,058	70.0%
EMEA	10,042,156	20.0%	12,778,333	30.0%
Total	$50,277,647	100.0%	$42,528,391	100.0%

The increase in North America business for the period April 20 through December 31, 2013 was due to the inclusion of the RMG Media Networks advertising revenues which were almost exclusively generated in North America. The RMG Media Networks business unit was not included in operations for the year ended January 31, 2013.

We believe that a better basis for comparing the Company’s financial results can be found in Note #14 to the Company’s audited consolidated financial statements located elsewhere in this filing that provides unaudited “Pro-Forma” financial results for the years ended December 31, 2013 and 2012. These Pro-Forma financial results present the Company’s results of operations assuming the acquisitions of Reach Media and Symon had occurred on January 1, 2012 and the Company had operated as a combined entity since that date. The financial results include the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value of Intangible Assets that were acquired.
●	Revenues have been reduced based on the adjustment to market value of the Company’s customer order backlog that existed at the acquisition date.

Operating expenses do not include:

●	Any acquisition related expenses.
●	The charge for impairment of goodwill and intangible assets in 2012.

The Pro-Forma financial results reflect revenues of $72,294,886 and $64,632,528 for the years ended December 31, 2013 and 2012, respectively. These revenue totals include reductions in revenues of $577,749 and $4,684,396 in the years ended December 31, 2013 and 2012, respectively, resulting from the adjustment to market value of the Company’s customers’ order backlog in accordance with GAAP purchase accounting guidelines. Excluding the reductions, the Company’s revenues were $3,555,711, or 5.1%, higher in 2013 than in 2012.

Differences in the composition of the Company’s revenues for the two Pro-Forma periods are as follows:

●

Advertising revenues for the Company’s Media Networks business unit totaled $23,217,226 and $21,635,113 for the years ended December 31, 2013 and 2012, respectively. This is a $1,582,113, or 7.3%, increase.

●

Excluding the revenue reductions previously discussed, revenues generated by the Company’s Enterprise Solutions business unit totaled $48,094,564 and $43,646,851 in 2013 and 2012, respectively. This represents a $4,447,713, or 10.2%, increase in revenues in 2013.

Cost of Revenue

Cost of revenue totaled $29,685,596 and $18,441,521 for the period April 20, 2013 through December 31, 2013 and for the year ended January 31, 2013, respectively. This $11,244,075, or 61%, increase in cost of revenue is directly attributable to the previous explanations given for the fluctuations in revenues, i.e., the cost of revenues are comprised of cost of revenue totals for different time periods and different groupings of companies.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the period April 20, 2013 through December 31, 2013 and the year ended January 31, 2013.

	Successor Company April 20 through		Predecessor Company Year ended		Change
	December 31,		January 31,
	2013	%	2013	%	Dollars	%
Revenue -
Advertising	$15,963,107	31.7%	$-	-	$15,963,107	-
Products	18,488,304	36.8%	19,185,359	45.1%	(697,055)	-3.6%
Maintenance and content services	7,537,024	15.0%	17,065,483	40.1%	(9,528,459)	-55.8%
Professional services	8,289,212	16.5%	6,277,549	14.8%	2,011,663	32.0%
Total	50,277,647	100.0%	42,528,391	100.0%	7,749,256	18.2%
Cost of Revenue -
Advertising	10,718,458	36.1%	-	-	10,718,458	-
Products	11,974,491	40.4%	11,581,070	62.8%	393,421	3.4%
Maintenance and content services	1,759,866	5.9%	2,507,840	13.6%	(747,974)	-29.8%
Professional services	5,232,781	17.6%	4,352,611	23.6%	880,170	20.2%
Total	$29,685,596	100.0%	$18,441,521	100.0%	11,244,075	61.0%

The fluctuations in the components of cost of revenues between the two periods are due to the same reasons stated above with respect to total revenues. Specifically, since the Media Networks business unit is not included in operations for the year ended January 31, 2013, there is no advertising revenue for that period and, as a result, no associated cost of advertising revenue.

The following table reflects the Company’s gross margins for the period April 20 through December 31, 2013 and the year ended January 31, 2013:

	Successor Company		Predecessor Company
	April 20 through December 31, 2013		Year ended January 31, 2013
	$	%	$	%
Advertising	$5,244,649	32.9%	-	-
Products	6,513,813	35.2%	7,604,289	39.6%
Maintenance and content services	5,777,158	76.7%	14,557,643	85.3%
Professional services	3,056,431	36.9%	1,924,938	30.7%
Total	20,592,051	41.0%	24,086,870	56.6%

The Company’s overall gross margin for the period April 20 through December 31, 2013 decreased to 41.0% from 56.6% for the year ended January 31, 2013. The lower gross margin was primarily attributable to the following:

●

Revenues for the period April 20 through December 31, 2013 have been reduced by $4,399,479 to reflect the amortization of the Company’s customer order backlog from the date of acquisition in accordance with US GAAP.

●

Advertising revenue, which comprised 31.7% of total revenues for the period April 20 through December 31, 2013, generates a lower gross margin than the average gross margin for the Company’s other products and services. As previously noted, there was no advertising revenue in the year ended January 31, 2013.

●	The Company also had a lower gross margin on product sales in the period ended December 31, 2013 because of sales mix.

Operating Expenses

Operating expenses totaled $35,228,505 and $18,669,163 for the period April 20 through December 31, 2013 and the year ended January 31, 2013, respectively. This $16,559,342, or 88.7%, increase in operating expenses is also directly attributable to the previous explanations given for the fluctuations in revenues and cost of revenues, i.e., the operating expenses are comprised of operating expense totals for different time periods and different groupings of companies.

In addition, during the period April 20 through December 31, 2013 the Company incurred acquisition expenses of $2,095,250 and amortization expense of $4,368,000 related to the intangible assets recorded as a result of the acquisitions of RMG and Symon in accordance with GAAP purchase accounting guidelines.

A comparison of operating expenses shown in the Pro-Forma financial results reflects that pro-forma operating expenses totaled $44,678,417 and $34,148,728 for the years ended December 31, 2013 and 2012, respectively. As previously discussed, operating expenses do not include any acquisition related expense or the charge for impairment of intangible assets and goodwill in 2012. The increase in operating expenses was primarily due to implementing the Company’s multiple new sales growth initiatives. These initiatives include additional sales and sales support personnel and new marketing programs, materials and personnel. In addition, the Company incurred additional general and administrative expenses related to expanding its infrastructure, both personnel and systems, and various public company expenses.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability income credit for the period April 20 through December 31, 2013 of $1,960,211 represents the decrease in the Company’s warrant liability during that period. The financial results for 2012 include only the results of Symon, which had no outstanding warrants.

Interest and other – Net

Interest expense and other - net for the period April 20 through December 31, 2013 increased by $3,260,681 compared to the year ended January 31, 2013, primarily due to the following items:

●	Interest expense of $2,063,997 related to the Company’s borrowings that were used finance the acquisition of Symon.
●	Loan origination fees of $876,774.
●	Costs of $263,398 incurred in connection with the refinancing of the Company’s debt.

The financial results shown for the year ended January 31, 2013 include only the Predecessor Company which had no outstanding debt.

Liquidity and Capital Resources

The Company’s primary source of liquidity prior to acquiring RMG and Symon had been the cash generated from its initial public offering. Historically, Symon has generated cash from the sales of its products and services to its global customers. In addition, both RMG and Symon had realized cash through debt agreements with lenders.

In April 2013, the Company entered into two debt agreements whereby it received $34,000,000 of cash. These funds were used to finance the acquisition of Symon.

In August 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share, minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $39.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used substantially all of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness.

The Company has entered into revenue sharing agreements with certain customers that require the Company to make minimum revenue sharing payments of $7,842,448 in 2014, $8,619,842 in 2015, and $6,000,000 in 2016.

At December 31, 2013, the Company’s cash and cash equivalents balance was $8,235,566. This includes cash and cash equivalents of $1,696,475 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

Management feels that the Company has an adequate amount of cash to operate the Company for at least twelve months from December 31, 2013. Despite our present liquidity position, however, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, our cash on hand and funds from operations may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all.

At December 31, 2013 the Company had outstanding debt of $8,000,000. This debt represents the remaining balance of the borrowings the Company made in connection with the acquisition of Symon as discussed above and the additional funds borrowed when the Company refinanced its debt on November 14, 2013.

The Company has generated and used cash as follows:

	Successor Company	Predecessor Company
	April 20, 2013 through December 31, 2013	Year Ended January 31, 2013

Operating cash flow	$(13,017,127)	$6,962,831
Investing cash flow	(2,852,653)	(575,106)
Financing cash flow	12,980,785	-

Operating Activities

The decrease in cash from operating activities of the Successor Company of $13,017,127 for the period April 20, 2013 through December 31, 2013 is primarily due to the company’s net loss of $13,000,303. The net loss is offset by the non-cash $4,956,622 charge for depreciation and amortization. The decrease in cash from operating activities was increased by the non-cash income credit related to the decrease in the Company’s warrant liability. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable increased by $11,226,354 due to the very high sales level by the Enterprise Solutions business unit in the fourth quarter.
●	Accounts payable increased by $4,618,287 due primarily to payment of amounts owed for equipment purchased from third-party vendors and other operating expenses.

The increase in cash from operating activities of the Predecessor Company of $6,962,831 for the year ended January 31, 2013 was primarily due to net income of $3,491,050. The effect of net income on cash from operating activities is increased by the non-cash charge for depreciation and amortization for the period of $1,111,948. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable increased by $442,329.
●	Inventory decreased by $607,540 due to forth quarter sales volume.
●	Accounts payable increased by $1,684,425 primarily because of year-end inventory purchases and favorable payment terms.

Investing Activities

The decrease in cash from investing activities of the Successor Company of $2,852,653 during the period April 20, 2013 through December 31, 2013 was due to expenditures of $2,643,574 for property and equipment and an additional payment of $209,079 in connection with the acquisition of the Predecessor Company.

The decrease in cash from investing activities of the Predecessor Company of $575,106 from investing activities during the year ended January 31, 2013 is due to expenditures for property and equipment.

Financing Activities

In August 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share, minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of $39,115,785, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

The Successor Company made principal payments of $29,782,863 to its lenders during the period April 20 through September 30, 2013 in connection with refinancing its debt obligations. In connection with the debt refinancing, the Company received an additional $3,647,863.

Incentive Stock Option Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, and to designate the amount, type and other terms and conditions of such awards, and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,310,000 stock options and 350,000 shares of restricted stock to its employees.

Public Offering of Common Stock

On August 2, 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share minus the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $39.1 million, after deducting underwriting discounts, commissions, and offering expenses paid by the Company. The Company used substantially all of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness.

Recent Development

In February 2014, the Company commenced an offer to exchange one share of its common stock for every eight of its outstanding warrants tendered by the holder for exchange pursuant to the offer. Concurrently with the offer, the Company also solicited consents from holders of its public warrants to amend the warrant agreement governing all of the warrants to permit the Company to require that all outstanding public warrants be converted into shares of its common stock at the same eight-to-one ratio applicable to the offer. The exchange offer expired on March 26, 2014, at 11:59 p.m. Eastern Time. A total of 3,417,348 Public Warrants, or approximately 26% of the 13,066,066 outstanding Warrants (and approximately 43% of the 8,000,000 outstanding Public Warrants), were properly tendered and not withdrawn in the offer.

Under the terms of the offer, the Company accepted all tendered Warrants, and is issuing an aggregate of approximately 427,169 shares of common stock in exchange.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a purchase business combination and is tested annually at December 31 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. The Company has two reporting units and this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying value. Second, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The fair values calculated in the Company’s impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, the Company’s long-term anticipated operating income growth rate and the discount rate. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. The assumptions that are used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. The Company evaluates the reasonableness of the fair value calculations of its reporting units by comparing the total of the fair value of all of the Company’s reporting units to the Company’s total market capitalization. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.

In performing the impairment test at December 31, 2013, there was some indication that there could be impairment at that date. The Company engaged an independent specialist to assist the Company in completing an impairment test as of December 31, 2013 and, based on the results of the testing, the Company has concluded there was no impairment. The Media reporting unit’s fair value exceeded its carrying value by $1,578,000 or 5.7% and the Enterprise reporting unit’s fair value exceeded its carrying value by $6,500,000, or 13%.

The Company’s market capitalization could fluctuate in the future. As a result, it will continue to treat this data as an indicator of possible impairment if its market capitalization falls below its book value. If this situation occurs, it will perform the required detailed analysis to determine if there is impairment.

Intangible assets include software and technology, customer relationships, partner relationships, trademarks and trade names, customer order backlog and covenants not-to-compete associated with the acquisitions of RMG and Symon. The intangible assets are being amortized over their estimated useful lives as follows:

Weighted Average
Acquired Intangible Asset:	Amortization Period: (years)

Software and technology	5
Customer relationships	8
Partner relationships	10
Tradenames and trademarks	10
Customer order backlog	3
Covenant Not-To-Compete	2

Intangible assets are evaluated for impairment annually and on an interim basis if events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value.

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

Revenue Recognition

The Company recognizes revenue primarily from these sources:

●	Advertising;
●	Products;
●	Professional services; and
●	Maintenance and content services.

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

Under Financial Accounting Standards Board’s (“FASB”) ASC 605-45 Principal Agent Considerations (Reporting Revenue Gross as a Principal versus Net as an Agent), the Company has recorded its advertising revenues on a gross basis.

Payments to airline and other partners for revenue sharing are paid on a monthly basis either under a minimum annual guarantee (based upon estimated advertising revenues), or as a percentage of the advertising revenues following collection from customers. The portion of revenue that the Company shares with its partners ranges from 25% to 80% depending on the partner and the media asset. The Company makes minimum annual guarantee payments under three agreements (two to airline partners and one to another partner). Payments to all other partners are calculated on a revenue sharing basis. The Company’s partnership agreements have terms ranging from one to five years. Four partnership agreements renew automatically unless terminated prior to renewal and the other partners have no obligation to renew.

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

Multiple Element Arrangements (“MEAs”) are arrangements with customers which include multiple deliverables, including a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control. Revenue from arrangements for the sale of tangible products containing both software and non-software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price (“RSP”) method for each unit of accounting based first on Vendor Specific Objective Evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, and on estimated selling price (“ESP”) if neither VSOE or TPE of selling price of the Company’s various applicable tangible products containing essential software products and services. The Company establishes the pricing for its units of accounting as follows:

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

The Company has also established VSOE for its professional services and maintenance and content services based on the same criteria as previously discussed under the software revenue recognition rules.

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

Product revenue

The Company recognizes revenue on product sales generally upon delivery of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in revenue, and the related shipping costs are included in cost of revenue.

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

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There are no stock options, warrants, or other equity instruments outstanding that are dilutive.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set forth as a separate section of this Report. See Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A listing of our executive officers and their biographies are included under the caption “Executive Officers” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 14 . Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Consolidated Financial Statements:

●	Reports of Independent Registered Public Accounting Firms;

●	Consolidated Balance Sheets as of December 31, 2013 and January 31, 2013;

●	Consolidated Statements of Comprehensive Income (Loss) for the period from April 20, 2013 through December 31, 2013, the period from February 1, 2013 through April 19, 2013, and the year ended January 31, 2013;

●	Consolidated Statements of Stockholders’ Equity (Predecessor Company) for the year ended January 31, 2013 and the period from January 31, 2013 through April 19, 2013;

●	Consolidated Statements of Stockholders’ Equity (Successor Company) for the period from April 20, 2013 through December 31, 2013; and

●	Consolidated Statements of Cash Flows for the period from April 20, 2013 through December 31, 2013, the period from February 1, 2013 through April 19, 2013, and the year ended January 31, 2013.

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

RMG Networks Holding Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheet of RMG Networks Holding Corporation and subsidiaries (collectively, the "Company") or (successor) as of December 31, 2013 and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for the period from April 20, 2013 through December 31, 2013, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows of the predecessor company for the period from February 1, 2013 through April 19, 2013. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMG Networks Holding Corporation as of December 31, 2013, and the results of operations and cash flows for the period from April 20, 2013 through December 31, 2013, and the results of operations and cash flows of the predecessor company for the period February 1, 2013 through April 19, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Symon Holdings Corporation

Addison, TX

We have audited the accompanying consolidated balance sheet of Symon Holdings Corporation (the “Company”, the Predecessor Company to RMG Networks Holding Corporation, as defined in footnote 1 of the consolidated financial statements of RMG Networks Holding Corporation) as of January 31, 2013 and the related consolidated statement of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symon Holdings Corporation at January 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Dallas, Texas

March 28, 2013

RMG Networks Holding Corporation

Consolidated Balance Sheets

December 31, 2013 and January 31, 2013

	Successor Company December 31, 2013	Predecessor Company January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,235,566	$10,203,169
Accounts receivable, net	22,731,678	9,061,229
Inventory, net	4,633,213	2,988,766
Deferred tax assets	63,617	372,618
Other current assets	2,224,547	686,099
Total current assets	37,888,621	23,311,881
Property and equipment, net	3,548,985	963,069
Intangible assets, net	38,782,000	2,584,443
Goodwill	28,673,156	10,972,547
Loan origination fees	971,726	-
Other assets	496,879	112,054
Total assets	$110,361,367	$37,943,994
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$8,009,380	$4,150,730
Revenue share liabilities	2,595,614	-
Accrued liabilities	4,423,896	1,925,901
Deferred revenue	10,074,420	10,438,487
Capital leases and other	117,710	-
Total current liabilities	25,221,020	16,515,118
Notes payable – non current	8,000,000	-
Warrant liability	4,573,123	-
Deferred revenue – non current	990,989	1,073,223
Deferred tax liabilities	6,430,853	704,496
Capital leases and other	392,558	-
Total liabilities	45,608,543	18,292,837
Commitment and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized;11,920,583 shares issued and outstanding at December 31, 2013)	1,192	-
Common stock – Class L, $0.01 par value, (1,000,000 shares authorized, issued and outstanding at January 31, 2013)	-	10,000
Common stock – Class A Non-voting, $0.01 par value, (200,000 shares authorized, 68,889 shares issued and outstanding at January 31, 2013)	-	689
Additional paid-in capital	77,452,317	10,149,643
Accumulated comprehensive income (loss)	299,618	(38,940)
Notes receivable – restricted stock	-	(207,025)
Retained earnings (accumulated deficit)	(13,000,303)	9,736,790
Total stockholders’ equity	64,752,824	19,651,157
Total liabilities and stockholders’ equity	$110,361,367	$37,943,994

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Successor Company April 20, 2013 Through December 31, 2013	Predecessor Company February 1, 2013 Through April 19, 2013	Predecessor Company February 1, 2012 Through January 31, 2013
Revenue:
Advertising	$15,963,107	$-	$-
Products	18,488,304	2,239,236	19,185,359
Maintenance and content services	7,537,024	3,594,520	17,065,483
Professional services	8,289,212	1,323,559	6,277,549
Total Revenue	50,277,647	7,157,315	42,528,391
Cost of Revenue:
Advertising	10,718,458	-	-
Products	11,974,491	1,498,135	11,581,070
Maintenance and content services	1,759,866	611,692	2,507,840
Professional services	5,232,781	861,640	4,352,611
Total Cost of Revenue	29,685,596	2,971,467	18,441,521
Gross Profit	20,592,051	4,185,848	24,086,870
Operating expenses:
Sales and marketing	12,681,559	1,729,871	7,760,739
General and administrative	12,871,283	1,739,348	7,313,398
Research and development	2,623,791	512,985	2,103,078
Acquisition expenses	2,095,250	3,143,251	380,000
Depreciation and amortization	4,956,622	140,293	1,111,948
Total operating expenses	35,228,505	7,265,748	18,669,163
Operating income (loss)	(14,636,454)	(3,079,900)	5,417,707
Other Income (Expense):
Warrant liability income charge	1,960,211	-	-
Interest expense and other - net	(3,327,148)	(14,553)	(66,467)
Income (loss) before income taxes	(16,003,391)	(3,094,453)	5,351,240
Income tax expense (benefit)	(3,003,088)	(540,897)	1,860,190
Net income (loss)	(13,000,303)	(2,553,556)	3,491,050
Other comprehensive income -
Foreign currency translation adjustments	299,618	(121,144)	2,187
Total comprehensive income (loss)	$(12,700,685)	$(2,674,700)	$3,493,237
Net income (loss) per share:
Basic and diluted net income (loss) per share of Common Stock	$(1.40)	-	-
Basic and diluted net income (loss) per share of Class L Common Stock		$(2.55)	$3.49
Weighted average shares used in computing basic and diluted net income (loss) per share of Common Stock	9,270,466	-	-
Weighted average shares used in computing basic and diluted net income (loss) per share of Class L Common Stock	-	1,000,000	1,000,000
Weighted average shares used in computing basic and diluted net income (loss) per share of Class A Non-Voting Common Stock	-	68,889	82,778

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Stockholders’ Equity (Predecessor Company)

	Stock - Class L	Stock - Class A	Paid-In Capital	Notes Receivable - Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity

Balance – January 31, 2012	$10,000	$689	$10,149,643	$(197,845)	$(41,127)	$6,245,740	$16,167,100

Accrued interest – stock notes receivable	-	-	-	(9,180)	-	-	(9,180)
Net income	-	-	-	-	-	3,491,050	3,491,050
Foreign currency translation adjustments	-	-	-	-	2,187	-	2,187

Balance – January 31, 2013	$10,000	$689	$10,149,643	$(207,025)	$(38,940)	$9,736,790	$19,651,157

Accrued interest - stock notes receivable				(2,054)			(2,054)
Net income (loss)						(2,553,556)	(2,553,556)
Foreign currency translation adjustments					(121,144)		(121,144)

Balance – April 19, 2013	$10,000	$689	$10,149,643.	$(209,079)	$(160,084)	$7,183,234	$16,974,403

 RMG Networks Holding Corporation

Consolidated Statement of Stockholders’ Equity (Successor Company)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance – April 20, 2013	$628	$34,632,474	$-	$-	$34,633,102
Sale of common stock	537	39,390,063			39,390,600
Expenses incurred in sale of common stock		(274,815)			(274,815)
Consulting fees	12	959,988			960,000
Loan origination fees	15	868,485			868,500
Stock-based compensation		1,876,122			1,876,122
Foreign currency translation adjustments			299,618		299,618
Net Income (Loss)				(13,000,303)	(13,000,303)
Balance – December 31, 2013	$1,192	$77,452,317	$299,618	$(13,000,303)	$64,752,824

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

For The Year Ended December, 2013 and January 31, 2013

	Successor Company April 20, 2013 Through December 31, 2013	Predecessor Company February 1, 2013 Through April 19, 2013	Predecessor Company February 1, 2012 Through January 31, 2013

Cash flows from operating activities
Net income (loss)	$(13,000,303)	$(2,553,556)	$3,491,050
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in warrant liability	(1,960,211)	-	-
Stock-based compensation	1,876,122	-	-
Loan origination fees	829,324	-	-
Non-cash consulting expense	175,250	-	-
Non-cash interest expense	135,000	-	-
Depreciation and amortization	4,956,622	140,293	1,111,948
Deferred tax (benefit)	(3,059,732)	(12,294)	64,908
Changes in operating assets and liabilities:
Accounts receivable	(11,226,354)	2,846,332	(442,329)
Inventory	(1,155,725)	(488,722)	607,540
Other current assets	(650,241)	(154,529)	109,977
Other assets, net	94,802	12,572	96,444
Accounts payable	4,618,337	(2,978,808)	1,684,425
Accrued liabilities	184,623	(767,991)	(447,933)
Deferred revenue	5,165,359	(372,579)	686,801
Net cash provided by (used in) operating activities	(13,017,127)	(4,329,282)	6,962,831

Cash flows from investing activities
Acquisition of Symon Holdings Corporation	(209,079)	-	-
Purchases of property and equipment	(2,643,574)	(86,470)	(575,106)
Net cash provided by (used in) investing activities	(2,852,653)	(86,470)	(575,106)

Cash flows from financing activities
Proceeds from debt	3,647,863	-	-
Repayments of debt	(29,782,863)	-	-
Proceeds from sale of stock	39,390,600	-	-
Expenses related to sale of stock	(274,815)	-	-
Net cash provided by (used in) financing activities	12,980,785	-	-

Effect of exchange rate changes on cash	299,618	(121,144)	(21,247)

Net increase (decrease) in cash and cash equivalents	(2,589,377)	(4,536,896)	6,366,478

Cash and cash equivalents, beginning of period	10,824,943	10,203,169	3,836,691

Cash and cash equivalents, end of period	$8,235,566	$5,666,273	$10,203,169

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	2,081,529	$2,053	$19,791
Cash paid during the period for income taxes	$-	$150,000	$2,061,735

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of the Company

RMG Networks Holding Corporation (“RMG Networks” or the “Company”) is a holding company which owns 100% of the capital stock of Reach Media Group Holdings, Inc. and its subsidiaries and Symon Holdings Corporation and its subsidiaries.

RMG Networks (formerly SCG Financial Acquisition Corp.) was incorporated in Delaware on January 5, 2011. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Initial Business Combination”). The Company had neither engaged in any operations nor generated any income, other than interest on the Trust Account assets (the “Trust Account”). Until its initial acquisition, the Company was considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and was subject to the risks associated with activities of development stage companies. The Company selected December 31 as its fiscal year end. All activity through April 8, 2013 was related to the Company’s formation, initial public offering (“Offering”) and identification and investigation of prospective target businesses with which to consummate an Initial Business Combination.

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

On April 27, 2011, $80,000,000 from the Offering and Sponsor Warrants that had been placed in a Trust Account (“Trust Account”) was invested, as provided in the Company’s registration statement. The Company was permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Trust Account assets were required to be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account as required if no acquisition was consummated.

The Company’s common stock currently trades on The Nasdaq Global Market (“Nasdaq”), under the symbol “RMGN”. The warrants are quoted on the Over-the-Counter Bulletin Board quotation system under the symbol “RMGNW”.

On April 8, 2013, the Company consummated the acquisition of Reach Media Group Holdings, Inc. (“RMG”). As a result of the acquisition, the Company is no longer considered a Development Stage Entity. In addition, on April 19, 2013, the Company acquired Symon Holdings Corporation (“Symon”). Symon is considered to be the Company's predecessor corporation for accounting purposes.

In connection with the acquisition of RMG, the Company provided its stockholders with the opportunity to redeem their shares of common stock for cash equal to $10.00 per share, upon the consummation of the acquisition, pursuant to a tender offer. The tender offer expired at 5:00 p.m. Eastern Time on April 5, 2013, and the Company promptly purchased the 4,551,228 shares of common stock validly tendered and not withdrawn pursuant to the tender offer, for an aggregate purchase price of approximately $45.5 million.

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

Principles of Consolidation

The consolidated financial statements of RMG Networks Holding Corporation include the accounts of RMG and its wholly-owned subsidiaries and the accounts of Symon and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Amounts shown for the “Predecessor Company” represent the transactions of Symon for the periods shown. Symon is the predecessor due to the significance of its business compared to the other companies.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. The allowance for doubtful accounts was $241,535 at December 31, 2013 and $223,458 at January 31, 2013. As of and for the periods presented, no single customer accounted for more than 10% of accounts receivable or revenues.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets resulting from the acquisitions of RMG and Symon. Goodwill is tested annually at December 31 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the assets of the reporting unit. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying value. Second, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Completion of the Company’s most recent annual impairment test at December 31, 2013 and January 31, 2013 indicated no impairment of goodwill.

In performing the impairment test at December 31, 2013, there was some indication that there could be impairment at that date. The Company engaged an independent specialist to assist the Company in completing an impairment test as of December 31, 2013 and, based on the results of the testing, the Company has concluded there was no impairment. The Media reporting unit’s fair value exceeded its carrying value by $1,578,000 or 5.7% and the Enterprise reporting unit’s fair value exceeded it carrying value by $6,500,000, or 13%. The Company's impairment analysis contains certain assumptions, such as the discount rate, that are subject to change. Changes in the assumptions could have a material impact on the impairment analysis.

The Company’s market capitalization could fluctuate in the future. As a result, it will continue to treat this data as an indicator of possible impairment if its market capitalization falls below its book value. If this situation occurs, it will perform the required detailed analysis to determine if there is impairment.

Intangible assets include software and technology, customer relationships, partner relationships, trademarks and trade names, customer order backlog and covenants not-to-compete associated with the acquisitions of RMG and Symon. The intangible assets are being amortized over their estimated useful lives.

The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset's carrying amount to its fair value. Intangible assets are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. There was no impairment of intangible assets at December 31, 2013 and January 31, 2013.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Company’s Intangible Assets are being amortized as follows:

Acquired Intangible Asset:	Amortization Period: (years)
Software and technology	5
Customer relationships	8
Partner relationships	10
Tradenames and trademarks	10
Customer order backlog	3
Covenant Not-To-Compete	2

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

There was no impairment of long-lived assets at December 31, 2013 or at January 31, 2013.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized. It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amount (see Note 6). U.S. income taxes have not been provided on $3.9 million of undistributed earnings of foreign subsidiaries as of December 31, 2013. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

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

Payments to airline and other partners for revenue sharing are paid on a monthly basis either under a minimum annual guarantee (based upon estimated advertising revenues), or as a percentage of the advertising revenues following collection from customers. The portion of revenue that the Company shares with its partners ranges from 25% to 80% depending on the partner and the media asset. The Company makes minimum annual guarantee payments under three agreements (two to airline partners and one to another partner). Payments to all other partners are calculated on a revenue sharing basis. The Company’s partnership agreements have terms ranging from one to five years. Four partnership agreements renew automatically unless terminated prior to renewal and the other partners have no obligation to renew.

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

Multiple Element Arrangements (“MEAs”) are arrangements with customers which include multiple deliverables, including a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company's control. Revenue from arrangements for the sale of tangible products containing both software and non-software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price (“RSP”) method for each unit of accounting based first on Vendor Specific Objective Evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, and on estimated selling price (“ESP”) if neither VSOE or TPE of selling price of the Company's various applicable tangible products containing essential software products and services. The Company establishes the pricing for its units of accounting as follows:

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Company has also established VSOE for its professional services and maintenance and content services based on the same criteria as previously discussed under the software revenue recognition rules.

The Company uses the estimated selling price to determine the relative sales price of its products. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that our last remaining obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria.

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,696,475 held in foreign countries as of December 31, 2013 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at December 31 and January 31, 2013 that had a dilutive effect on net income (loss) per share.

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

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Business Segment

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. The Company’s business is comprised of two operating segments, media advertising and enterprise solutions. The CEO reviews financial data that encompasses the Company’s media advertising and enterprise solutions revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10 - "Compensation – Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company's common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

2. Acquisitions

Acquisition of RMG

On April 8, 2013, the Company acquired RMG for a total purchase price of $27,516,010. The amount paid for RMG was comprised of (i) 400,001 shares of Company common stock valued at $9.98 per share on March 31, 2013, (ii) $10,000 in cash, and (iii) $10,000 deposited into an escrow account. Additionally, the Company paid, on behalf of RMG, all indebtedness of RMG under RMG's credit agreement at a discounted amount equal to $23,500,000, paid with $21,000,000 of cash and $2,500,000 of shares of Company common stock.

The acquisition was accounted for as an acquisition of a business and, accordingly, the results of its operations have been included in the Company’s consolidated results of operations from the date of acquisition.

The Company engaged an independent specialist to calculate the fair value of the assets and liabilities acquired. The allocation of the total purchase price to the net tangible and indentifiable intangible assets was based on the fair value at the acquisition date. The excess of the purchase price over the net tangible and indentifiable intangible assets was allocated to goodwill, which is deductible for tax purposes. Qualitatively, goodwill represents the market position and the collective expertise of Reach Media with respect to advertising services. The purchase price allocation is prelimimary pending the final determination of the fair value of certain acquired assests and assumed liabilities.

The valuation of the identifiable intangible assets was preformed using the following methodologies:

●	Partner relationships	With-and-Without Method
●	Customer relationships	Income Method – Multi-Period Excess Earnings
●	Tradename and trademarks	Income Method – Relief from Royalty
●	Developed technology	Income Method – Relief from Royalty
●	Non-compete agreements	Income Method – Avoided Loss of Income

The fair values were based on significant inputs that were not observable in the market and thus represent Level 3 measurements under the fair value hierarchy. The significant unobservable inputs include the discount rate of 19.5% which was based on the estimated weighted cost of capital.

The purchase price allocation was as follows:

Tangible Assets	$6,498,063
Intangible Assets	19,460,000
Goodwill	8,461,359
Liabilities	(6,903,412)
Total Purchase Price	$27,516,010

Intangible assets acquired count of the following:

Partner relationships	$8,800,000
Customer relationships	6,500,000
Trade name and trademarks	1,700,000
Developed technology	1,600,000
Non-compete agreements	860,000
Total	$19,460,000

The primary tangible assets acquired were cash of $819,052, accounts receivable of $4,813,553, and property and equipment of $514,280. The primary liabilities assumed were accounts payable of $2,220,858, accrued liabilities of $1,075,736, and revenue share liabilities of $2,721,121.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Acquisition of Symon

On April 19, 2013, the Company acquired Symon for $43,685,828 in cash. The acquisition was accounted for as an acquisition of a business and, accordingly, the results of its operations have been included in the Company’s consolidated results of operations from the date of acquisition.

The Company engaged an independent specialist to calculate the fair value of the assets and liabilities acquired. The allocation of the total purchase price to the net tangible and indentifiable intangible assets was based on the fair value at the acquisition date. The excess of the purchase price over the net tangible and indentifiable intangible assets was allocated to goodwill (which is not deductible for tax purposes). Qualitatively, goodwill represents the market position and the global operating experience of Symon. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired assets and assumed liabilities.

The valuation of the identifiable intangible assets was preformed using the following methodologies:

●	Customer relationships	Income Method – Multi-Period Excess Earnings
●	Developed technology	Income Method – Relief from Royalty
●	Customer order backlog	Income Method – Multi-Period Excess Earnings
●	Non-compete agreements	Income Method – Avoided Loss of Income

The fair values were based on significant inputs that were not observable in the market and thus represent Level 3 measurements under the fair value hierarchy. The significant unobservable inputs include the discount rate of 21.0% which was based on the estimated weighted cost of capital.

The purchase price allocation was as follows:

Tangible Assets	$17,807,856
Intangible Assets	23,990,000
Goodwill	20,181,039
Liabilities	(18,293,067)
Total Purchase Price	$43,685,828

Intangible assets acquired consist of:

Customer relationships	$15,700,000
Developed technology	7,600,000
Customer order backlog	400,000
Non-compete agreements	290,000
Total	$23,990,000

The primary tangible assets acquired were cash of $5,666,273, accounts receivable of $6,423,976, inventory of $3,477,488, and property and equipment of $918,768. The primary liabilities assumed were accounts payable of $1,171,922, accrued liabilities of $1,085,240, deferred revenue of $6,200,000, and deferred tax liabilities of $9,835,905.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	January 31, 2013

Machinery and equipment	$2,058,217	$2,424,874
Furniture and fixtures	1,019,082	646,643
Software	567,900	1,828,705
Leasehold improvements	492,408	269,087
	4,137,607	5,169,309
Less accumulated depreciation and amortization	588,622	4,206,240
Property and equipment, net	$3,548,985	$963,069

Depreciation expense for the period April 20, 2013 through December 31, 2013 was $588,622. Depreciation expense for the Predecessor Company for the period February 1 through April 19, 2013 was $130,771. Depreciation expense for the Predecessor Company for the year ended January 31, 2013 was $528,485.

4. Goodwill and Intangible Assets

The carrying amount of goodwill at December 31, 2013, resulted from the valuation resulting from the acquisitions of RMG and Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”. As a result, the basis of the net assets and liabilities of RMG and Symon were adjusted to reflect their fair values and the appropriate amount of goodwill was recorded for the consideration given in excess of the fair values assigned to the net identifiable assets. The carrying value of goodwill at January 31, 2013 relates to the Predecessor Company.

The following table shows the carrying amount of goodwill:

	December 31, 2013	January 31, 2013
Balance - beginning	$-	$10,969,148
Goodwill resulting from acquisitions occurring in April 2013	28,642,398	-
Foreign exchange adjustment	30,758	3,399
Balance - ending	$28,673,156	10,972,547

Beginning goodwill consisted of $8,461,359 for RMG and $20,181,039 for Symon.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The carrying values of the Company’s intangible assets at December 31, 2013, are as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount

Software and technology	5	$9,200,000	$(1,288,000)	$7,912,000
Customer relationships	8	22,200,000	(1,942,500)	20,257,500
Partner relationships	10	8,800,000	(616,000)	8,184,000
Tradenames and trademarks	10	1,700,000	(119,000)	1,581,000
Covenant not-to-compete	2	1,150,000	(402,500)	747,500
		43,050,000	(4,368,000)	38,682,000
Customer order backlog	1	400,000	(300,000)	100,000
Total		$43,450,000	$(4,668,000)	$38,782,000

The carrying values of the Predecessor Company’s definite-lived intangible assets at January 31, 2013 are as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount

Software and technology	5	$6,430,000	$(6,430,000)	-
Customer relationships	8	4,921,204	(4,399,984)	521,220
Tradenames and trademarks	7	463,068	(299,845)	163,223
Covenant not-to-compete	5	270,952	(270,952)	-
Total		$12,085,224	$(11,400,781)	$684,443

Amortization expense for the period April 20, 2013 through December 31, 2013 was $4,368,000. Amortization expense for the Predecessor Company for period February 1 through April 19, 2013 was $9,522. Amortization expense for the Predecessor Company for year ended January 31, 2013 was $583,463.

The Predecessor Company also had $1,900,000 of indefinite-lived assets as of January 31, 2013.

Projected amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

2014	$6,340,000
2015	5,837,500
2016	5,665,000
2017	5,665,000
2018	4,377,000
Thereafter	10,897,500
Total	$38,782,000

5. Notes Payable

Senior Credit Agreement

On April 19, 2013, the Company entered into a Credit Agreement (the “Senior Credit Agreement”) by and among it and certain of its direct and indirect domestic subsidiaries party thereto from time to time (including RMG and Symon) as borrowers (the “Borrowers”), certain of its direct and indirect domestic subsidiaries party thereto from time to time as guarantors (the “Guarantors” and, together with the Borrowers, collectively, the “Loan Parties”, and the financial institutions from time to time party thereto as lenders (the “Senior Lenders”).

The Senior Credit Agreement provided for a five-year $24 million senior secured term loan facility (the “Senior Credit Facility”), which was funded in full on April 19, 2013. The Senior Credit Facility is guaranteed jointly and severally by the Guarantors, and is secured by a first-priority security interest in substantially all of the existing and future assets of the Loan Parties (the “Collateral”).

The Senior Credit Facility bore interest at a rate per annum equal to the Base Rate plus 7.25% or the LIBOR Rate plus 8.5%, at the election of the Borrowers. If an event of default occurred and was continuing under the Senior Credit Agreement, the interest rate applicable to borrowings under the Senior Credit Agreement would automatically be increased by 2% per annum. The “Base Rate” and the “LIBOR Rate” were defined in a manner customary for credit facilities of this type. The LIBOR Rate was subject to a floor of 1.5%.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

The Company was required to make quarterly principal amortization payments in the amount of $600,000 (subject to adjustment as provided in the Senior Credit Agreement), with the first such amortization payment due on July 1, 2013. Subject to certain conditions contained in the Senior Credit Agreement, the Company could prepay the principal of the Senior Credit Facility in whole or in part. In addition, the Company was required to prepay the principal of the Senior Credit Facility (subject to certain basket amounts and exceptions) in amounts equal to (i) 50% of the “Excess Cash Flow” of the Company and its subsidiaries for each fiscal year (as defined in the Senior Credit Agreement); (ii) 100% of the net cash proceeds from asset sales, debt issuances or equity issuances by the Company or any of the other Loan Parties; and (iii) 100% of any cash received by the Company or any of the other Loan Parties not in the ordinary course of business (excluding cash from asset sales and debt and equity issuances), net of reasonable collection costs.

The Company was not required to make any mandatory prepayment to the extent that, after giving effect to such mandatory prepayment, the unrestricted cash on hand of the Loan Parties would be less than $5 million. The amount of any mandatory prepayment not prepaid as a result of the foregoing sentence would be deferred and would be due and owing on the last day of each month thereafter, but in each case solely to the extent that unrestricted cash on hand of the Loan Parties exceeds or equals $5 million after giving effect thereto.

In the event of any mandatory or optional prepayment under the Senior Credit Agreement or the termination of the Senior Credit Agreement prior to April 19, 2018, the Company is required to pay the Senior Lenders a prepayment fee equal to the following percentage of the amount repaid or prepaid: 3% if such prepayment or termination occurrs prior to April 19, 2014; 2% if such prepayment or termination occurrs prior to April 19, 2015; and 1% if such prepayment or termination occurrs prior to April 19, 2016. Amounts repaid or prepaid under the Senior Credit Agreement will not be available for borrowing.

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

In connection with the Company's public offering of common stock (see Note 15), the Company received a waiver from the Senior Lenders, pursuant to which the first $10,000,000 of proceeds from that offering were required to be used to pay down the Senior Credit facility. The remaining proceeds were available for general corporate purposes, which included the funding of growth initiatives in sales and marketing, capital expenditures, working capital, and/or strategic acquisitions.

Junior Credit Agreement

On April 19, 2013, the Company entered into a Junior Credit Agreement by and among the Borrowers, the Guarantors, and the financial institutions from time to time party thereto as lenders (the “Junior Lenders”).

The Junior Credit Agreement provided for a five and a half year unsecured $2.5 million junior Term Loan A (issued with an original issue discount of $315,000) and a five and a half year unsecured $7.5 million junior Term Loan B (the “Junior Loans”). Each of the Junior Loans were funded in full on April 19, 2013. The Junior Loans were guaranteed jointly and severally by the Guarantors.

The Term Loan A bore interest at a fixed rate of 12% per annum and the Term Loan B bore interest at a fixed rate equal to the greater of 16% per annum and the current rate of interest under the Senior Credit Agreement relating to the Senior Credit Facility plus 4%. Interest owing under the Term B Loan was paid quarterly in arrears of which 12% was paid in cash and the remaining amount owed paid in kind If an event of default occurred and was continuing under the Junior Credit Agreement, borrowings under the Junior Credit Agreement would automatically be subject to an additional 2% per annum interest charge.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Borrowings under the Junior Credit Agreement were due and payable on the maturity date, October 19, 2018. Following the repayment in full of the Senior Credit Facility, the Company could voluntarily prepay the principal of the Junior Loans in whole or in part. In addition, the Company was required to prepay the Junior Loans in full upon the occurrence of a “change of control” under the Junior Credit Agreement (generally defined as (i) the acquisition by any person or “group” (within the meaning of Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934 as in effect on April 19, 2013), other than certain named parties and their respective controlled affiliates, of more than 45% of the outstanding shares of the Company’s common stock; (ii) subject to certain exceptions, the failure by the Company to directly or indirectly own 100% of the issued and outstanding capital stock of each other Loan Party and its subsidiaries, free and clear of all liens other than the liens created under the Senior Credit Agreement); (iii) the cessation of the Company’s current Executive Chairman (unless a successor reasonably acceptable to the Junior Lenders was appointed on terms reasonably acceptable to such parties within 90 days of such cessation); (iv) the listing of any person who owned a controlling interest in or otherwise controls a Loan Party on the Specially Designated Nationals and Blocked Person List maintained by the Office of Foreign Assets Control (“OFAC”), Department of the Treasury, and/or any other similar lists maintained by OFAC pursuant to any authorizing statute, Executive Order or regulation or (B) a person designated under Executive Order No. 13224 (September 23, 2001), any related enabling legislation or any other similar Executive Orders or law; or (v) the occurrence of a “Change of Control” as defined in the Senior Credit Agreement).

In the event of any mandatory or optional prepayment under the Junior Credit Agreement or the termination of the Junior Credit Agreement prior to October 19, 2018, the Company was required to pay the Junior Lenders a prepayment fee equal to the following percentage of the amount repaid or prepaid: 5% if such prepayment or termination occurred prior to the thirteenth month following April 19, 2013; 4% if such prepayment or termination occurred from the thirteenth month following April 19, 2013 but prior to the twenty-fifth month thereafter; 3% if such prepayment or termination occurred from the twenty-fifth month following April 19, 2013 but prior to the thirty-first month thereafter; 2% if such prepayment or termination occurred from the thirty-first month following April 19, 2013 but prior to the thirty seventh-month thereafter; and 1% if such prepayment or termination occurred from the thirty-seventh month following April 19, 2013 but prior to the forty-third month thereafter. Amounts repaid or prepaid under the Junior Credit Agreement were not available for borrowing.

The Junior Credit Agreement contained substantially the same representations and warranties, affirmative and negative covenants and financial covenants as the Senior Credit Agreement, except that the permitted baskets in the Junior Credit Agreement were generally higher than under the Senior Credit Agreement, and the financial covenant requirements and ratios are 15% looser than under the Senior Credit Agreement. In addition, the Junior Credit Agreement included additional covenants intended to ensure that any Junior Lender that is a small business investment company complies with the applicable rules and regulations of the Small Business Administration, including a covenant granting the Junior Lenders Board of Director observation rights.

The Junior Credit Agreement also contained substantially the same events of default as under the Senior Credit Agreement, except that the thresholds included in the Junior Credit Agreement were generally higher than under the Senior Credit Agreement. The Junior Credit Agreement included cross-default provisions tied to either (1) the acceleration of the indebtedness under the Senior Credit Agreement or (2) the occurrence of an event of default under any of our other indebtedness or of any of the other Loan Parties having a principal balance in excess of $575,000.

The loans under the Junior Credit Agreement were subordinated to the Senior Credit Facility pursuant to the terms of a Subordination Agreement dated as of April 19, 2013 between the Junior Lenders and the Loan Parties.

In consideration for the Term Loan A under the Junior Credit Agreement, the Company issued to the Junior Lenders an aggregate of 31,500 shares of its common stock on April 19, 2013. In addition, on April 19, 2013, the Company also issued an aggregate of 31,500 shares of its common stock to certain affiliates of the Senior Lenders for their services in connection with arranging and structuring the financing provided under the Junior Credit Agreement. These shares were capitalized as loan origination fees and are being amortized over the life of the debt.

Debt Refinancing

On November 14, 2013, the Administrative Agent resigned as administrative agent under the Senior Credit Agreement and Comvest Capital II, L.P. (the "New Administrative Agent") was appointed administrative agent. Immediately after the appointment, the Loan Parties entered into a Second Amendment to Credit Agreement with the New Administrative Agent (the "Second Amendment"). The Second Amendment amended certain provisions of the Senior Credit Agreement and provided for a new $8 million term loan facility (the "Term Loan Facility"). The proceeds of the Term Loan Facility, along with cash on hand, were used to (i) repay certain lenders under the Senior Credit Agreement and (ii) repay in full all the obligations owed by the Loan Parties to Plexus Fund II, L.P. pursuant to the Company's Junior Credit Agreement.

Pursuant to the terms of Second Amendment, the Term Loan Facility bears interest at a rate per annum equal to the Base Rate plus 6.25% or the LIBOR Rate plus 7.5%, at the election of the Borrowers. The Company is no longer required to make quarterly principal amortization payments, and the entire unpaid portion of the Term Loan Facility is due on the termination date (April 19, 2018). The Second Amendment also includes, among other things, revisions to the financial covenants contained in the Senior Credit Agreement.

The covenants include requirements that the Company must achieve specified levels of consolidated EBITDA and must maintain a minimum fixed charge coverage ratio, which requirements are tested quarterly (beginning with the quarter ending December 31, 2014). There is also a limit on the amount of capital expenditures in any fiscal year. In addition, the Company is required to maintain Specified Coverage Assets, consisting of eligible receivables and unrestricted cash, equal to or exceeding the outstanding principal balance of the loan. The Company cannot have less than $1,500,000 of unrestricted cash at any time. Failure to comply with these or other covenants will result in an event of default. In the event of any default, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on the Company's assets. The Company was in compliance with its debt covenants at December 31, 2013.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

6. Income Taxes

The following table summarizes the tax provision (benefit) for U.S. federal, state, and foreign taxes on income for the period April 20 through December 31, 2013 and for the year ended January 31, 2013:

	April 20 Through December 31, 2013	February 1 Through April 19, 2013	Year ended January 31, 2013

Current
Federal	$-	$(667,878)	1,391,000
State	51,181	92,852	116,215
Foreign	33,159	34,129	417,814
Total Current	84,340	(540,897)	1,925,029
Deferred
Federal	(3,087,428)	-	(44,421)
State	-	-	-
Foreign	-	-	(20,418)
Total Deferred	(3,087,428)	-	(64,839)

Total	$(3,003,088)	$(540,897)	$1,860,190

Although the Company recognized a loss before provision for income taxes for the period ended December 31, 2013, no tax benefit related to the loss has been recognized because the realization of the tax benefit is uncertain. The Company has, however, recognized the tax benefit of the rollover of deferred taxes.

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows:

	April 20 Through December 31, 2013	February 1 Through April 19, 2013	Year ended January 31, 2013

Computed expected tax expense (benefit)	$(5,441,153)	$(1,052,114)	1,819,422
Non-taxable income charge	(666,472)	-	-
Non deductible expenses	344,730	431,605	144,978
Valuation allowance	2,675,467	-	-
State tax expense	51,181	92,852	116,215
Foreign income tax	33,159	34,129	(156,296)
Other	-	(47,369)	(64,129)

Total	$(3,003,088)	$(540,897)	1,860,190

The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities at December 31, 2013 and January 31, 2013 are as follows:

	December 31, 2013	January 31, 2013
Deferred tax assets - current:
Deferred revenue	$161,166	$222,578
Deferred state sales tax	34,000	34,000
Bad debt reserve	46,104	46,588
Foreign currency loss	34,657	61,138
Net operating loss carryforwards	-	8,314
Total deferred tax asset – current	275,927	372,618

Deferred tax assets (liabilities) – non current:
Depreciation and amortization	195,693	-
Stock-based compensation	637,881	-
Intangible assets	(7,476,737)	(721,433)
Net operating loss carryforwards	3,702,754	-
Other	-	16,937
Total deferred tax asset (liability) – non current	(2,940,409)	(704,496)
Total deferred tax asset (liability)	(2,664,482)	(331,878)
Valuation allowance	(3,702,754)	-
Net deferred tax liability	$(6,367,236)	$(331,878)

The Company had net operating loss carryforwards of $10,890,452 at December 31, 2013 which expire in 2033.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, except for the benefit of the net operations loss carry forwards, it is more likely than not that the Company will realize the benefits of these deductible differences. The Company has recorded a valuation allowance of 100% of the tax benefit applicable to the net operating loss carry forwards at December 31, 2013 because the realization of the benefit of these losses is uncertain.

The IRS completed an examination of Symon's income tax returns for the years ended January 31, 2009 and 2010 during 2012. The examination did not result in any material adjustments to Symon's tax returns. Subsequent to the examinations, the Company has determined that there are no uncertain tax positions and therefore no accruals have been made. There are no uncertain tax positions related to the successor. Symon's open tax years are 2011 through 2013. RMG's open tax years are 2008 through 2013.

With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed.

7. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.00001 per share. As of December 31, 2013, the Company had 11,920,583 outstanding shares of common stock.

Stockholders of record are entitled to one vote for each share of common stock held on all matters to be voted on. Stockholders are entitled to receive ratable dividends when, as and if declared, by the Company’s Board of Directors out of funds legally available. In the event of a liquidation, dissolution, or winding up of the Company, stockholders are entitled to share ratably in all assets remaining available for distribution after payment of all liabilities of the Company, and after all provisions are made for each class of stock, if any, having preference over the common stock. Common stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Company’s common stock.

8. Warrants

At December 31, 2013, the Company had 13,066,666 warrants outstanding. 8,000,000 of these were public warrants. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share.

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

Sponsor Warrants

The Sponsor purchased an aggregate of 4,000,000 Sponsor Warrants from the Company at a price of $0.75 per Warrant in a private placement completed on April 12, 2011. In addition, on April 8, 2013, the Company issued to the Company's Executive Chairman and a significant stockholder Sponsor Warrants exercisable for a total of 1,066,666 shares of the Company’s common stock. These Warrants were issued upon the conversion by each of the parties of a Promissory Note issued by the Company to the Sponsor and in the aggregate principal amount of $800,000, which Promissory Note was subsequently assigned by the Sponsor to the Executive Chairman and significant stockholder in the aggregate principal amount of $400,000 each. The conversion price of the Promissory Notes was $0.75 per Warrant. The Sponsor Warrants (including the shares of Company common stock issuable upon exercise of the Sponsor Warrants) were not transferable, assignable or salable (other than to the Company’s officers and directors and other persons or entities affiliated with the Sponsor) until May 8, 2013, and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to the Public Warrants, except that such Sponsor Warrants may be exercised by the holders on a cashless basis. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Sponsor Warrants expire on April 8, 2018.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2013, the Company has not issued any shares of preferred stock.

10. Warrant Liability

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $4,573,123 at December 31, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Income.

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the period ended December 31, 2013 or the year ended December 31, 2012.

The following table presents information about the Company's warrant liability that is measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Warrant Liability:
December 31, 2013	$4,573,123	—	$4,573,123	—

11. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space and manufacturing facilities in Dallas, Texas under leases that expire on March 1, 2025 and March 31, 2014. The Company plans to renew the manufacturing lease.

The Company also leases office space in San Francisco, California, New York, New York, Chicago, Illinois, and Pittsford, New York, under leases that expire at various dates through 2020.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

In addition, the Company leases office space in London, England under a lease agreement that expires in August 2016; in Dubai, UAE under a lease agreement that expires in August 2014; in Singapore under a lease that expires in September 2015; and in Sao Paulo, Brazil under a lease that expires in November 2016.

Future minimum rental payments under these leases are as follows:

Amount
Fiscal year ending December 31:
2014	$1,482,820
2015	2,008,757
2016	1,794,155
2017	1,473,964
2018	1,236,023
Thereafter	6,423,579
$14,419,299

Total rent expense under all operating leases for the period April 20 through December 31, 2013 was $1,889,098. Total rent expense for the Predecessor Company for the period February 1 through April 19, 2013 was $102,704. Total rent expense for the Predecessor Company for the year ended January 31, 2013 was $885,238.

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the year ending December 31:

Capital Leases
2014	$71,204
2015	67,157
2016	67,158
2017	30,130
Thereafter	-
Total minimum lease payments	235,649
Less amount representing interest	(36,389)
Present value of capital lease obligations	199,260
Less current portion	(53,936)
Non-current portion	$145,324

The Company is currently subleasing two facilities and receiving monthly payments which are less than the Company’s monthly lease obligations. Based upon the then current real estate market conditions, the Company believed that these leases had been impaired and accrued lease impairment charges. The impairment charges were calculated based on future lease commitments less estimated future sublease income. The leases expire in February 28, 2021 and August 31, 2017, respectively.

Revenue Share Commitments

The Company has entered into revenue sharing agreements with certain customers, requiring the Company to make minimum yearly revenue sharing payments.

Future minimum payments under these agreements consist of the following amounts for the years ending December 31:

2014	$7,842,448
2015	8,619,842
2016	6,000,000
Total minimum revenue share commitments	$22,462,290

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

Legal proceedings -

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any claims that would have a material effect on the Company’s financial position, results of operations or cash flows.

12. Accrued Liabilities

Accrued liabilities are as follows:

	December 31, 2013	January 31, 2013
Professional fees	$460,924	$-
Accrued sales commissions	619,186	332,844
Accrued bonuses	467,701	580,352
Accrued capital expenditures	828,716	-
Taxes payable	(279,391)	691,136
Accrued expenses	807,884	67,303
Other	1,518,875	254,266
Total	$4,423,896	$1,925,901

13. Geographic Information

Revenues by geographic area are based on the deployment site location of the end customers. Substantially all of the revenues from North America are generated from the United States of America. Geographic area information related to revenues from customers for the period from April 20, 2013 through December 31, 2013 and for the year ended January 31, 2013:

Region	December 31, 2013	January 31, 2013

North America	$40,235,491	$29,750,058
International-
United Kingdom	4,217,706	4,600,200
Middle East	3,113,068	5,111,333
Europe	2,309,696	2,683,450
Other	401,686	383,350
	10,042,156	12,778,333
Total	$50,277,647	$42,528,391

The vast majority of the Company's long-lived assets are located in the United States.

14. Unaudited Pro- Forma Operating Income for the Year Ended December 31, 2013 and 2012

The following table presents Unaudited Pro-Forma Operating Income (Loss) for the Company for the year ended December 31, 2013 and 2012 based on the assumption that both Reach Media and Symon had been acquired on January 1, 2012. These results are not, however, intended to reflect actual operations of the Company had the acquisitions occurred on January 1, 2012. Operating expenses do not included any acquisition related expenses. In addition, the analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value Intangible Assets that were acquired.
●	Revenues have been reduced due to an adjustment of deferred revenue existing at the acquisition date to market value at the acquisition date.

	December 31, 2013	December 31, 2012
Revenues	$72,294,886	$64,632,528
Cost of Revenues	38,667,085	33,173,716
Gross Profit	33,627,801	31,458,812
Operating Expenses	44,678,417	34,148,728
Operating Income (Loss)	(11,050,616)	(2,689,916)

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

15. Public Offering of Common Stock

In August 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share less the underwriters’ discount of $0.56 per share. The Company received net proceeds of approximately $39.1 million, after deducting underwriting discounts and commissions and direct offering expenses payable by the Company. The Company used substantially all of the net proceeds of the offering to prepay a portion of its outstanding senior indebtedness.

16. Equity Incentive Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, to designate the amount, type and other terms and conditions of such awards and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 options to its employees. The options have an exercise price of $8.10 and vest over a three-year period. The cost associated with these options during the period April 20, through December 31, 2013 was $1,325,455 and the unamortized cost of the options at December 31, 2013 was $5,414,145 to be recognized over a weighted-average life of 2.3 years. At December 31, 2013, none of the options were exercisable. In addition, there is no intrinsic value associated with the options as of December 31, 2013. The weighted-average remaining contractual life of the options outstanding is 9.5 years.

The Company estimated the fair value of the stock-based rights granted to employees using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 6.5 years, expected volatility of 48.9%, dividend yield of 0%, and risk-free interest rate of 1.97%. The average fair value of options granted during 2013 was $4.06.

On August 13, 2013 the Company granted its Chief Executive Officer 350,000 shares of common stock under its Equity Incentive Plan. The shares vest over a three-year period beginning in April 2014. The cost associated with the restricted stock grant for the period April 20 through December 31, 2013 was $550,667 and the unamortized cost of the grant at December 31, 2013 was $2,249,333. As of December 31, 2013, none of the stock had vested. In addition, there is no intrinsic value associated with the stock as of December 31, 2013.

17. Related Party Transactions

In August 2013 the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant") managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960,000 when issued in August 2013. The value of the common stock will be amortized over the term of the agreement and $175,250 has been charged to operations for the period April 20 through December 31, 2013. The unamortized value of the common stock was $784,750 at December 31, 2013. Of this amount, $480,000 is included in other current assets and $304,750 is included in other assets.

Under the Agreement, the Consultant also receives an annual services fee of $50,000.

The Company has also signed an agreement with a company owned by a board member. Under the agreement, the Company pays $15,000 a month for public relations services. Payments under the agreement for the period April 20 through December 31, 2013 totaled $135,000.

RMG Networks Holding Corporation

NOTES TO FINANCIAL STATEMENTS

18. Segment Reporting

The Company provides advertising services through digital place-based networks and sells enterprise-class digital signage solutions to customers worldwide. The Company has two seperate reporting business segments - Media and Enterprise - for the following reasons:

●

The segments have different business models. The Media segment sells advertising to major corporate advertisers and the advertising is placed on screens owned by business partners. In return for the use of their screens, the business partners share in the advertising revenue. The Enterprise segment sells intelligent visual solutions that consist of its proprietary software and hardware products and third-party displays. The Enterprise segment also provides installation services and maintenance and support services to corporate customers.

●

The segments have different economic characteristics. The Media segment has higher rate of sales growth than the Enterprise segment. The Enterprise segment realizes a higher gross margin on revenues than the Advertising segment.

●

Each segment has a different head of operations that manages the segment. Each segment head utilizes discrete financial information about his individual segment and regularly reviews the operating results of that component.

Since the Company operates as a highly integrated entity which is characterized by substantial inter-segment cooperation and sharing of personnel and assets, it limits its segment reporting to revenues, cost of revenues, and gross profit by segment.

An analysis of the two reporting business segments follows:

	Successor Company		Predecessor Company
	April 20, 2013 through December 31, 2013		February 1, 2012 through January 31, 2013
	Advertising	Enterprise	Advertising	Enterprise

Revenues	16,859,940	33,417,707	-	42,528,391
Cost of Revenues	10,718,458	18,967,138	-	18,441,521
Gross Profit	6,141,482	14,450,569	-	24,086,870
Gross Profit %	36%	43%	-	57%

During the period April 20, 2013 through December 31, 2013, the Advertising segment realized a 36% gross margin on total revenues and the Enterprise segment realized a gross margin of 43% on total revenues. Total Advertising segment revenues included $896,833 of professional services revenues. Excluding the professional services revenues, the Advertising segment realized a gross margin of 33% from advertising services.

During the period April 20, 2013 through December 31, 2013, $4,399,479 of Enterprise revenues were excluded to reflect the amortization of the customer order backlog from the date of acquisition in accordance with US GAAP. If these revenues had not been excluded, the Enterprise segment would have realized a gross margin of 50%. The Enterprise segment gross margin was lower than in the period February 1, 2012 through January 31, 2013 because of sales mix.

During the period February 1, 2012 through January 31, 2013, the Enterprise segment realized a gross margin of 57%. The Predecessor company consisted only of the Enterprise segment during this period, and, as a result, there were no advertising segment revenues.

19. Subsequent Event

In February 2014, the Company commenced an offer to exchange one share of its common stock for every eight of its outstanding warrants tendered by the holder for exchange pursuant to the offer. Concurrently with the offer, the Company also solicited consents from holders of its public warrants to amend the warrant agreement governing all of the warrants to permit the Company to require that all outstanding public warrants be converted into shares of its common stock at the same eight-to-one ratio applicable to the offer. The exchange offer expired on March 26, 2014, at 11:59 p.m. Eastern Time. A total of 3,417,348 Public Warrants, or approximately 26% of the 13,066,066 outstanding Warrants (and approximately 43% of the 8,000,000 outstanding Public Warrants), were properly tendered and not withdrawn in the offer.

Under the terms of the offer, the Company accepted all tendered Warrants, and is issuing an aggregate of approximately 427,169 shares of common stock in exchange.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Garry K. McGuire, Jr.
Garry K. McGuire, Jr. Chief Executive Officer

Date: March 31, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Garry K. McGuire, Jr. and William Cole, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory H. Sachs	Executive Chairman	March 31, 2014
Gregory H. Sachs

/s/ Garry K. McGuire, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014
Garry K. McGuire, Jr.

/s/ William Cole	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
William Cole

/s/ Marvin Shrear	Director	March 31, 2014
Marvin Shrear

/s/ Jonathan Trutter	Director	March 31, 2014
Jonathan Trutter

/s/ Alan Swimmer	Director	March 31, 2014
Alan Swimmer

/s/ Jeffrey Hayzlett	Director	March 31, 2014
Jeffrey Hayzlett

INDEX TO EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of January 11, 2013, by and among SCG Financial Acquisition Corp., SCG Financial Merger II Corp., Reach Media Group Holdings, Inc. and Shareholder Representative Services LLC, solely in its capacity as stockholder representative (1)

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of April 8, 2013, and among SCG Financial Acquisition Corp., SCG Financial Merger II Corp., Reach Media Group Holdings, Inc. and Shareholder Representative Services LLC, solely in its capacity as stockholder representative (5)

2.3

Agreement and Plan of Merger, dated as of March 1, 2013, by and among SCG Financial Acquisition Corp., SCG Financial Merger II Corp., Reach Media Group Holdings, Inc. and the securityholder's representative. (6)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (2)
3.2	By-laws (3)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Common Stock Certificate (3)
4.3	Specimen Warrant Certificate (3)
4.4	Warrant Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (7)
10.1	Promissory Note, dated January 28, 2011, issued to SCG Financial Holdings LLC (13)
10.2	Form of Letter Agreement between the Registrant and SCG Financial Holdings LLC (3)
10.3	Form of Letter Agreement between the Registrant and certain directors and officers of the Registrant (3)
10.4	Investment Management Trust Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (7)
10.5	Administrative Services Agreement dated April 12, 2011 by and between SCG Financial Acquisition Corp. and Sachs Capital Group LP (7)
10.6	Registration Rights Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (7)
10.7	Securities Purchase Agreement, dated January 28, 2011, between the Registrant SCG Financial Holdings LLC (13)
10.8	Warrant Subscription Agreement, dated January 28, 2011, between the Registrant and SCG Financial Holdings LLC (13)
10.9	Form of Indemnity Agreement (3)
10.10	Promissory Note, dated February 9, 2011, issued to SCG Financial Holdings LLC (3)
10.11	Amendment No. 1 to Warrant Subscription Agreement, dated March 4, 2011, between the Registrant and SCG Financial Holdings LLC (3)
10.12	Amendment No. 2 to the Warrant Subscription Agreement, dated April 12, 2011, by and among SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (7)
10.13	Underwriting Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Lazard Capital Markets LLC, as representative of the underwriters (7)
10.14	Equity Commitment Letter Agreement by and between SCG Financial Acquisition Corp. and 2012 DOOH Investments LLC (4)
10.15	Escrow Agreement, dated as of April 8, 2012, by and among SCG Financial Acquisition Corp., Wilmington Trust, N.A., and Shareholder Representative Services LLC (14)
10.16	Form of Lock-Up Agreement (5)
10.17	Registration Rights Agreement, dated April 8, 2013, by and among SCG and the former RMG stockholders part thereto (5)
10.18	Registration Rights Agreement, dated April 8, 2013, by and among SCG, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP (5)
10.19

Credit Agreement, dated April 19, 2013, by and among by and among SCG Financial Acquisition Corp., certain direct and indirect domestic subsidiaries of SCG Financial Acquisition Corp. party thereto from time to time as borrowers, certain direct and indirect domestic subsidiaries of SCG Financial Acquisition Corp. party thereto from time to time as guarantors, the financial institutions from time to time party thereto as lenders, Kayne Anderson Credit Advisors, LLC, as administrative agent, and Comvest Capital II, L.P., as documentation agent. (8)

10.20

Junior Credit Agreement, dated April 19, 2013, by and among by and among SCG Financial Acquisition Corp., certain direct and indirect domestic subsidiaries of SCG Financial Acquisition Corp. party thereto from time to time as borrowers, certain direct and indirect domestic subsidiaries of SCG Financial Acquisition Corp. party thereto from time to time as guarantors, the financial institutions from time to time party thereto as lenders, and Plexus Fund II, L.P., as administrative agent for the lenders thereunder. (8)

10.21

Investor Rights Agreement, dated April 19, 2013, by and among SCG Financial Acquisition Corp., Plexus Fund II, L.P., Kayne Anderson Mezzanine Partners (QP), LP, KAMPO US, LP and Kayne Anderson Mezzanine Partners, LP. (8)

10.22	Common Stock Purchase Agreement, dated April 19, 2013, by and between SCG Financial Acquisition Corp. and DRW Commodities, LLC. (8)
10.23	Registration Rights Agreement, dated April 19, 2013, by and between SCG Financial Acquisition Corp. and DRW Commodities, LLC. (8)
10.24	Employment Agreement, dated as of April 25, 2013, by and between SCG Financial Merger I Corp. and Garry K. McGuire (9)
10.25	Executive Employment Agreement, dated as of August 13, 2013, between RMG Networks Holding Corporation and Gregory H. Sachs (10)
10.26	Management Services Agreement, dated as of August 14, 2013, between RMG Networks Holding Corporation and 2012 DOOH Investments, LLC (10)
10.27	First Amendment to Credit Agreement, dated August 14, 2013 (10)
10.28	First Amendment to Junior Credit Agreement, dated August 14, 2013 (10)
10.29	Employment Agreement, dated as of August 1, 2013, by and between RMG Networks Holding Corporation and William Cole (11)
10.30	Second Amendment to Credit Agreement, dated as of November 14, 2013 (12)
10.31	Equity Rights Agreement, dated as of November 14, 2013 between RMG Networks Holding Corporation and Comvest Capital II, L.P. (12)
14.1	Code of Conduct (3)
21.1	List of subsidiaries*
23.1	Consent of Baker Tilly Virchow Krause, LLP*
23.2	Consent of BDO USA, LLP*
24.1	Power of Attorney (included on the signature page to this report)*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on January 17, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 18, 2013.
(3)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on April 8, 2011.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on December 14, 2012.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 12, 2013.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 1, 2013.
(7)	Incorporated by reference to an exhibit to the current report on Form 8-K filed by the registrant on April 18, 2011.
(8)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on June 28, 2013.
(9)	Incorporated by reference to an exhibit to the current report on Form 8-K filed by the registrant on May 1, 2013.
(10)	Incorporated by reference to an exhibit to the quarterly report on Form 10-Q filed by the registrant on August 14, 2013.
(11)	Incorporated by reference to an exhibit to the current report on Form 8-K filed by the registrant on August 30, 2013.
(12)	Incorporated by reference to an exhibit to the current report on Form 8-K filed by the registrant on November 20, 2013.
(13)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on February 4, 2011.
(14)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 16, 2013.
*	Filed herewith
**	Furnished herewith
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections