Form 10-Q
period 2014-03-31
RMG Networks Holding Corp
filed 2014-05-09
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51644

RMG Networks Holding Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4452594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15301 Dallas Parkway

Suite 500

Addison, Texas 75001

(800) 827-9666

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

As of April 28, 2014, 12,367,756 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,761,726	$8,235,566
Accounts receivable, net	14,796,364	22,731,678
Inventory, net	4,304,405	4,633,213
Deferred tax assets	53,934	63,617
Other current assets	1,957,129	2,224,547
Total current assets	25,873,558	37,888,621
Property and equipment, net	4,453,077	3,548,985
Intangible assets, net	37,122,000	38,782,000
Goodwill	29,299,514	28,673,156
Loan origination fees	914,565	971,726
Other assets	344,102	496,879
Total assets	$98,006,816	$110,361,367
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$4,629,780	$8,009,380
Revenue share liabilities	1,074,943	2,595,614
Accrued liabilities	3,627,807	4,423,896
Deferred revenue	10,472,602	10,074,420
Capital leases and other	86,228	117,710
Total current liabilities	19,891,360	25,221,020
Notes payable – non current	8,000,000	8,000,000
Warrant liability	6,754,103	4,573,123
Deferred revenue – non current	1,011,777	990,989
Deferred tax liabilities	6,013,079	6,430,853
Capital leases and other	404,075	392,558
Total liabilities	42,074,394	45,608,543
Commitment and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 12,367,756 and 11,920,583 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	1,237	1,192
Additional paid-in capital	81,058,915	77,452,317
Accumulated comprehensive income	304,224	299,618
Retained earnings (accumulated deficit)	(25,431,954)	(13,000,303)
Total stockholders’ equity	55,932,422	64,752,824
Total liabilities and stockholders’ equity	$98,006,816	$110,361,367

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income (Loss)

For The Three Months Ended March 31, 2014 and The Period February 1 Through April 19, 2013

	Successor Company Three Months Ended March 31, 2014	Predecessor Company February 1, 2013 Through April 19, 2013
	(Unaudited)
Revenue:
Advertising	$2,546,091	$-
Products	2,287,747	2,239,236
Maintenance and content services	4,302,725	3,594,520
Professional services	2,638,566	1,323,559
Total Revenue	11,775,129	7,157,315
Cost of Revenue:
Advertising	2,335,743	-
Products	1,909,923	1,498,135
Maintenance and content services	760,146	611,692
Professional services	1,609,830	861,640
Total Cost of Revenue	6,615,642	2,971,467
Gross Profit	5,159,487	4,185,848
Operating expenses:
Sales and marketing	5,233,280	1,729,871
General and administrative	5,405,768	1,739,348
Research and development	1,091,926	512,985
Acquisition expenses	-	3,143,251
Depreciation and amortization	1,920,033	140,293
Total operating expenses	13,651,007	7,265,748
Operating income (loss)	(8,491,520)	(3,079,900)
Other Income (Expense):
Warrant liability expense	(4,641,471)	-
Interest expense and other – net	(248,739)	(14,553)
Income (loss) before income taxes	(13,381,730)	(3,094,453)
Income tax expense (benefit)	(950,079)	(540,897)
Net income (loss)	(12,431,651)	(2,553,556)
Other comprehensive income -
Foreign currency translation adjustments	4,606	(121,144)
Total comprehensive income (loss)	$(12,427,045)	$(2,674,700)
Net income (loss) per share:
Basic and diluted net income (loss) per share of Common Stock	$(1.04)	-
Basic and diluted net income (loss) per share of Class L Common Stock	-	$(2.55)
Weighted average shares used in computing basic and diluted net income (loss) per share of Common Stock	11,952,172	-
Weighted average shares used in computing basic and diluted net income (loss) per share of Class L Common Stock	-	1,000,000
Weighted average shares used in computing basic and diluted net income (loss) per share of Class A Non-Voting Common Stock	-	68,889

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2014 and The Period February 1 through April 19, 2013

	Successor Company Three Months Ended March 31, 2014	Predecessor Company February 1, 2013 Through April 19, 2013
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(12,431,651)	$(2,553,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,920,033	140,293
Change in warrant liability	4,641,471	-
Stock-based compensation	1,029,688	-
Non-cash loan origination fees	57,161	-
Non-cash consulting expense	144,750	-
Non-cash directors’ fees	116,464	-
Deferred tax (benefit)	(950,081)	(12,294)
Changes in operating assets and liabilities:
Accounts receivable	7,935,314	2,846,332
Inventory	328,808	(488,722)
Other current assets	267,418	(154,529)
Other assets, net	8,027	12,572
Accounts payable	(3,379,598)	(2,978,808)
Accrued liabilities	(2,421,096)	(767,991)
Deferred revenue	418,971	(372,579)
Net cash provided by (used in) operating activities	(2,314,321)	(4,329,282)

Cash flows from investing activities
Purchases of property and equipment	(1,164,125)	(86,470)
Net cash provided by (used in) investing activities	(1,164,125)	(86,470)

Cash flows from financing activities	-	-

Effect of exchange rate changes on cash	4,606	(121,144)

Net increase (decrease) in cash and cash equivalents	(3,473,840)	(4,536,896)

Cash and cash equivalents, beginning of period	8,235,566	10,203,169

Cash and cash equivalents, end of period	$4,761,726	$5,666,273

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$100,480	$2,053
Cash paid during the period for income taxes	$-	$150,000

See accompanying notes to consolidated financial statements.

 RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of the Company

RMG Networks Holding Corporation (“RMG Networks” or the “Company”) is a holding company which owns 100% of the capital stock of Reach Media Group Holdings, Inc. and its subsidiaries and RMG Enterprise Solutions Holding Corporation and its subsidiaries (formerly Symon Holdings Corporation).

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The RMG Media Networks business unit engages elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the RMG Airline Media Network. The RMG Airline Media Network is primarily a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spans almost all major commercial passenger airlines in the United States, delivers advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment.

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

Principles of Consolidation

The unaudited consolidated financial statements of RMG Networks Holding Corporation include the accounts of RMG and its wholly-owned subsidiaries and the accounts of Symon and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Amounts shown for the “Predecessor Company” represent the transactions of Symon for the periods shown. Symon is the predecessor due to the significance of its business compared to the other companies.

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance sheet at December 31, 2013 and the Statements of Comprehensive Income and Cash Flows for the period February 1, 2013 through April 19, 2013 have been derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes there to. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. The allowance for doubtful accounts was $247,153 at March 31, 2014 and $241,535 at December 31, 2013. As of March 31, 2014 and December 31, 2013, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Writeoffs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013

Finished Goods	$3,756,762	$4,097,383
Raw Materials	547,643	535,830
Total	$4,304,405	$4,633,213

Property and Equipment

The Company records purchases of property and equipment at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets resulting from the acquisitions of RMG and Symon. Goodwill is tested annually at December 31 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the assets of the reporting unit. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying value. Second, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit's goodwill. Completion of the Company’s most recent annual impairment test at December 31, 2013 indicated no impairment of goodwill.

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

As a result of a decline in the Company's stock price, goodwill was again tested for impairment as of March 31, 2014. Based on this impairment testing, it was determined that there was no impairment of goodwill as the fair value of the reporting units exceeded their carrying amounts at March 31, 2014.

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

The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset's carrying amount to its fair value. Intangible assets are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. There was no impairment of intangible assets at March 31, 2014.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no impairment of long-lived assets at March 31, 2014 and December 31, 2013.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized. It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amount (see Note 6). U.S. income taxes have not been provided on $4.0 and $3.9 million of undistributed earnings of foreign subsidiaries as of March 31, 2014 December 31, 2013, respectively. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 90% or more of sales have historically been generated solely by the Company’s sales team, with 10% or less through resellers. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 85% of sales historically coming from the reseller channel. Overall, approximately 67% of the Company’s global revenues have historically been derived from direct sales, with the remaining 33% generated through indirect partner channels.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,020,585 and $1,696,475 held in foreign countries as of March 31, 2014 and December 31, 2013, respectively, were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at March 31, 2014 and December 31, 2013 that had a dilutive effect on net income (loss) per share.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom subsidiary is the British pound sterling. All assets and all liabilities of the subsidiary are translated to U.S. dollars at period-ending exchange rates. Income and expense items are translated to U.S. dollars at the weighted-average rate of exchange prevailing during the period. Resultant translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this standard did not have a material impact to the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this standard did not have a material impact to the Company's consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company engaged an independent specialist to assist the Company in calculating the fair value of the assets and liabilities acquired. The allocation of the total purchase price to the net tangible and indentifiable intangible assets was based on the fair value at the acquisition date. The excess of the purchase price over the net tangible and indentifiable intangible assets was allocated to goodwill, which is deductible for tax purposes. Qualitatively, goodwill represents the market position and the collective expertise of Reach Media with respect to advertising services. The purchase price allocation was preliminary as of December 31, 2013 pending the final determination of the fair value of certain acquired assests and assumed liabilities. The purchase price allocation was finalized as of March 31, 2014.

The valuation of the identifiable intangible assets was performed using the following methodologies:

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Symon

On April 19, 2013, the Company acquired Symon for $43,685,828 in cash. The acquisition was accounted for as an acquisition of a business and, accordingly, the results of its operations have been included in the Company’s consolidated results of operations from the date of acquisition.

The Company engaged an independent specialist to assist Company in calculating the fair value of the assets and liabilities acquired. The allocation of the total purchase price to the net tangible and indentifiable intangible assets was based on the fair value at the acquisition date. The excess of the purchase price over the net tangible and indentifiable intangible assets was allocated to goodwill (which is not deductible for tax purposes). Qualitatively, goodwill represents the market position and the global operating experience of Symon. The purchase price allocation was preliminary as of December 31, 2013 pending the final determination of the fair value of certain acquired assets and assumed liabilities. The purchace price allocation was finalized as of March 31, 2014.

The valuation of the identifiable intangible assets was performed using the following methodologies:

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

The purchase price allocation was as follows:

Tangible Assets	$17,807,856
Intangible Assets	23,990,000
Goodwill	20,798,027
Liabilities	(18,910,055)
Total Purchase Price	$43,685,828

Intangible assets acquired consist of:

Customer relationships	$15,700,000
Developed technology	7,600,000
Customer order backlog	400,000
Non-compete agreements	290,000
Total	$23,990,000

The primary tangible assets acquired were cash of $5,666,273, accounts receivable of $6,423,976, inventory of $3,477,488, and property and equipment of $918,768. The primary liabilities assumed were accounts payable of $1,171,922, accrued liabilities of $1,160,240, deferred revenue of $6,200,000, and deferred tax liabilities of $10,377,893.

3. Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Machinery and equipment	$2,474,069	$2,058,217
Furniture and fixtures	1,073,003	1,019,082
Software	693,740	567,900
Leasehold improvements	1,060,920	492,408
	5,301,732	4,137,607
Less accumulated depreciation and amortization	848,655	588,622
Property and equipment, net	$4,453,077	$3,548,985

Depreciation expense for the three months ended March 31, 2014 was $260,033. Depreciation expense for the Predecessor Company for the period February 1 through April 19, 2013 was $130,771.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the carrying amount of goodwill:

	March 31, 2014	December 31, 2013
Balance - beginning	$28,673,156	$-
Goodwill resulting from acquisitions occurring in April 2013	-	28,642,398
Purchase price accounting adjustment	616,988	-
Foreign exchange adjustment	9,370	30,758
Balance - ending	$29,299,514	28,673,156

Beginning goodwill at April 20, 2013 consisted of $8,461,359 for RMG and $20,181,039 for Symon.

The carrying value of the Company’s intangible assets at March 31, 2014 were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount
Software and technology	5	$9,200,000	$(1,748,000)	$7,452,000
Customer relationships	8	22,200,000	(2,636,250)	19,563,750
Partner relationships	10	8,800,000	(836,000)	7,964,000
Tradenames and trademarks	10	1,700,000	(161,500)	1,538,500
Covenant not-to-compete	2	1,150,000	(546,250)	603,750
Customer order backlog	1	400,000	(400,000)	0
Total		$43,450,000	$(6,328,000)	$37,122,000

The carrying values of the Company’s intangible assets at December 31, 2013, were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount
Software and technology	5	$9,200,000	$(1,288,000)	$7,912,000
Customer relationships	8	22,200,000	(1,942,500)	20,257,500
Partner relationships	10	8,800,000	(616,000)	8,184,000
Tradenames and trademarks	10	1,700,000	(119,000)	1,581,000
Covenant not-to-compete	2	1,150,000	(402,500)	747,500
Customer order backlog	1	400,000	(300,000)	100,000
Total		$43,450,000	$(4,668,000)	$38,782,000

Amortization expense for the three months ended March 31, 2014 was $1,660,000. Amortization expense for the Predecessor Company for period February 1 through April 19, 2013 was $9,522.

Projected amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

2014	$6,340,000
2015	5,837,500
2016	5,665,000
2017	5,665,000
2018	4,377,000
Thereafter	10,897,500
Total	$38,782,000

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company's public offering of common stock, the Company received a waiver from the Senior Lenders, pursuant to which the first $10,000,000 of proceeds from that offering were required to be used to pay down the Senior Credit facility. The remaining proceeds were available for general corporate purposes, which included the funding of growth initiatives in sales and marketing, capital expenditures, working capital, and/or strategic acquisitions.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The covenants include requirements that the Company must achieve specified levels of consolidated EBITDA and must maintain a minimum fixed charge coverage ratio, which requirements are tested quarterly (beginning with the quarter ending December 31, 2014). There is also a limit on the amount of capital expenditures in any fiscal year. In addition, the Company is required to maintain Specified Coverage Assets, consisting of eligible receivables and unrestricted cash, equal to or exceeding the outstanding principal balance of the loan. The Company cannot have less than $1,500,000 of unrestricted cash at any time. Failure to comply with these or other covenants will result in an event of default. In the event of any default, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on the Company's assets. The Company was in compliance with its debt covenants at March 31, 2014 and December 31, 2013.

6. Income Taxes

The following table summarizes the tax provision (benefit) for U.S. federal, state, and foreign taxes on income for the three months ended March 31, 2014 and for the period February 1 through April 19, 2013 and for the year ended January 31, 2013:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2014	February 1, 2013 Through April 19, 2013
Current
Federal	$-	$(667,878)
State	-	92,852
Foreign	-	34,129
Total Current	-	(540,897)
Deferred
Federal	(950,079)	-
State	-	-
Foreign	-	-
Total Deferred	(950,079)	-
Total	(950,079)	(540,897)

Although the Company recognized a loss before provision for income taxes for the three months ended March 31, 2014, no tax benefit related to the loss has been recognized because the realization of the tax benefit is uncertain. The Company has, however, recognized the tax benefit of the rollover of deferred taxes.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, except for the benefit of the net operations loss carry forwards, it is more likely than not that the Company will realize the benefits of these deductible differences. The Company has recorded a valuation allowance of 100% of the tax benefit applicable to the net operating loss carry forwards at March 31, 2014 because the realization of the benefit of these losses is uncertain.

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

 RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.00001 per share. As of March 31, 2014 and December 31, 2013, the Company had 12,367,756 and 11,920,583, respectively, outstanding shares of common stock.

In February 2014, the Company commenced an offer to exchange one share of its common stock for every eight of its outstanding warrants tendered by the holder for exchange pursuant to the offer. The exchange offer expired on March 26, 2014, at 11:59 p.m. Eastern Time. A total of 3,417,348 Public Warrants, or approximately 26% of the 13,066,067 outstanding Warrants (and approximately 43% of the 8,000,000 outstanding Public Warrants), were properly tendered and not withdrawn in the offer.

Under the terms of the offer, the Company accepted all tendered Warrants, and issued an aggregate of 427,169 shares of common stock in exchange.

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

8. Warrants

At March 31, 2014 and December 31, 2013, the Company had 9,648,719 and 13,066,067 warrants outstanding, respectively. As of March 31, 2014, 4,582,652 of these were public warrants. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share. During the three months ended March 31, 2014, the Company redeemed 3,417,348 Public Warrants in connection with the common stock exchange discussed in Note 7.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2014 and December 31, 2013, the Company has not issued any shares of preferred stock.

10. Warrant Liability

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $6,754,103 at March 31, 2014 and $4,573,123 at December 31, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Income (Loss).

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2014 and the year ended December 31, 2013.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company's warrant liability that is measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liability:
December 31, 2013	$4,573,123	-	$4,573,123	-
March 31, 2014	$6,754,103	-	$6,754,103	-

11. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space and manufacturing facilities in Dallas, Texas. The office space lease that expires on March 1, 2025. The manufacturing facilities lease expired on March 31, 2014 and the Company is in the process of renewing the manufacturing lease.

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
$14,419,299

Total rent expense under all operating leases for the three months ended March 31, 2014 was $557,740. Total rent expense for the Predecessor Company for the period February 1 through April 19, 2013 was $102,704.

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the year ending December 31:

Capital Leases
2014	$57,902
2015	69,548
2016	67,158
2017	31,853
Thereafter	-
Total minimum lease payments	226,461
Less amount representing interest	(36,491)
Present value of capital lease obligations	189,970
Less current portion	(56,740)
Non-current portion	$133,230

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2014	December 31, 2013
Professional fees	$623,706	$460,924
Accrued sales commissions	274,340	619,186
Accrued bonuses	100,000	467,701
Accrued capital expenditures	618,200	828,716
Taxes payable	(160,930)	(279,391)
Accrued expenses	825,009	807,884
Accrued interest	189,999	-
Other	1,157,483	1,518,875
Total	$3,627,807	$4,423,896

13. Geographic Information

Revenues by geographic area are based on the deployment site location of the end customers. Substantially all of the revenues from North America are generated from the United States of America. Geographic area information related to revenues from customers for the three months ended March 31, 2014 and for the period February 1 through April 19, 2013:

Region	Three Months Ended March 31, 2014	February 1 through April 19, 2013
North America	$8,585,432	$5,137,362
International-
United Kingdom	1,571,693	911,879
Middle East	903,711	485,712
Europe	627,473	616,710
Other	86,820	5,652
	3,189,697	2,019,953
Total	$11,775,129	$7,157,315

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The vast majority of the Company's long-lived assets are located in the United States.

14. Unaudited Pro- Forma Operating Income for the Three Months Ended March 31, 2014 and 2013

The following table presents Unaudited Pro-Forma Operating Income (Loss) for the Company for the three months ended March 31, 2014 and 2013 based on the assumption that both Reach Media and Symon had been acquired on January 1, 2012. These results are not, however, intended to reflect actual operations of the Company had the acquisitions occurred on January 1, 2012. Operating expenses do not included any acquisition related expenses. In addition, the analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value Intangible Assets that were acquired.
●	Revenues have been reduced due to an adjustment of deferred revenue existing at the acquisition date to market value at the acquisition date.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues	$11,916,056	$14,437,155
Cost of Revenues	6,615,642	7,627,171
Gross Profit	5,300,414	6,809,984
Operating Expenses	13,438,507	9,968,352
Operating Income (Loss)	(8,138,093)	(3,158,368)

15. Equity Incentive Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, to designate the amount, type and other terms and conditions of such awards and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 options to its employees. 178,333 stock options have been subsequently cancelled. The options have an exercise price of $8.10 and vest over a three-year period. The cost associated with these options during the three months ended March 31, 2014 was $678,224 and the unamortized cost of the options at March 31, 2014 was $3,789,639 to be recognized over a weighted-average life of 2.3 years. The unamortized cost of the options at December 31, 2013 was $4,467,863. At March 31, 2014 and December 31, 2013, none of the options were exercisable. In addition, there was no intrinsic value associated with the options as of March 31, 2014 and December 31, 2013. The weighted-average remaining contractual life of the options outstanding is 9.3 years.

The Company estimated the fair value of the stock-based rights granted to employees using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 6.0 years, expected volatility of 48.9%, dividend yield of 0%, and risk-free interest rate of 1.97%. The average fair value of options granted during 2013 was $3.91.

On August 13, 2013 the Company granted its Chief Executive Officer 350,000 shares of common stock under its Equity Incentive Plan. The shares vest over a three-year period beginning in April 2014. The cost associated with the restricted stock grant for the three months ended March 31, 2014 was $351,464. The unamortized cost of the grant at March 31, 2014 and December 31, 2013 was $1,897,869 and $2,249,333, respectively. As of March 31, 2014 and December 31, 2013, none of the stock had vested. In addition, there was no intrinsic value associated with the stock as of March 31, 2014 and December 31, 2013.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions

In August 2013 the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant") managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960,000 when issued in August 2013. The value of the common stock will be amortized over the term of the agreement and $144,750 has been charged to operations for the three months ended March 31, 2014. The unamortized value of the common stock was $640,000 and $784,750 at March 31, 2014 and December 31, 2013, respectively. $480,000 of the unamortized balance of the common stock at March 31, 2014 and December 31, 2013 is included in other current assets. The remainder of the unamortized balance of the common stock is included in other assets. Under the Agreement, the Consultant also receives an annual services fee of $50,000.

In addition, the Company provides consulting services to an entity owned by Mr. Wilson for which it recognized consulting fees of $175,000 during the three months ended March 13, 2014.

The Company has also signed an agreement with a company owned by a board member. Under the agreement, the Company pays $15,000 a month for public relations services and has charged operations $45,000 for the three months ended March 31, 2014.

18. Segment Reporting

The Company provides advertising services through digital place-based networks and sells enterprise-class digital signage solutions to customers worldwide. The Company has two separate reporting business segments - Media and Enterprise - for the following reasons:

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

An analysis of the two reporting business segments follows:

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2014		February 1, 2013 through April 19, 2013
	Advertising	Enterprise	Advertising	Enterprise

Revenues	$2,546,091	$9,229,038	-	$7,157,315
Cost of Revenues	$2,335,743	4,279,899	-	$2,971,467
Gross Profit	$210,348	4,949,139	-	$4,185,848
Gross Profit %	8.3%	53.6%	-	58.5%

During the period February 1, 2013 through April 19, 2013, the Enterprise segment realized a gross margin of 58.5%. The Predecessor Company consisted only of the Enterprise segment during this period, and, as a result, there were no advertising segment revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2013. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II.

Overview

The Company was formed on January 5, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition of Reach Media Group Holdings, Inc. (“RMG”) on April 8, 2013 and on April 19, 2013 acquired Symon Holdings Corporation (“Symon”). Symon is considered to be the Company's predecessor corporation for accounting purposes.

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

RMG Media Networks Cost of Revenue

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

RMG Enterprise Solutions Cost of Revenue

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

●	Acquisition expenses are comprised of the following:
■	Professional fees paid to attorneys, accountants, consultants and other professionals in connection with the acquisitions of RMG and Symon.
■	All costs associated with integrating and restructuring the operations of the acquired companies.
■	Expenses incurred by the Company prior to the acquisitions while still a development stage company.
●	Depreciation and amortization costs include depreciation of the Company’s office furniture, fixtures and equipment and amortization of intangible assets.

Given the nature of the formation of the Company, its financial results are required to be reported on a basis that includes various groupings of the three companies (RMG Networks Holding Corporation, RMG and Symon), and for different time periods, both before and after the two acquisitions.

Results of Operations

Comparison of the three months ended March 31, 2014 to the period February 1, 2013 through April 19, 2013

As discussed above, the Company acquired RMG on April 8, 2013 and Symon on April 19, 2013. Prior to its acquisition, Symon had a January 31 fiscal year end. The financial statements for the three months ended March 31, 2014 include the results of operations of RMG Networks, RMG, and Symon (the “Successor Company”). The financial statements for the period February 1 through April 19, 2013 include only the results of operations of Symon (the “Predecessor Company”). As a result, the financial results shown are not generally comparable on a meaningful basis.

	Successor Company	Predecessor Company
	Three Months Ended March 31,	February 1, 2013 through April 19,	Change
	2014	2013	Dollars	%
Revenue	$11,775,129	$7,157,315	$4,617,814	64.5%
Cost Of Revenue	6,615,642	2,971,467	3,644,175	122.6%
Gross Profit	5,159,487	4,185,848	973,639	23.3%
Operating Expenses -
Sales and marketing	5,233,280	1,729,871	3,503,409	202.5%
General and administrative	5,405,768	1,739,348	3,666,420	210.8%
Research and development	1,091,926	512,985	578,941	112.9%
Acquisition expenses	-	3,143,251	(3,143,251)	-100.0%
Depreciation and amortization	1,920,033	140,293	1,779,740	-
Total Operating Expenses	13,651,007	7,265,748	6,385,259	87.9%
Operating Income (Loss)	(8,491,520)	(3,079,900)	(5,411,620)	-175.7%
Warrant liability expense	(4,641,471)	-	(4,641,471)	-
Interest expense and other - net	(248,739)	(14,553)	(234,186)	-
Income (Loss) Before Income Taxes	(13,381,730)	(3,094,453)	(10,287,277)	-332.4%
Income Tax Expense (Benefit)	(950,079)	(540,897)	(409,182)	75.6%
Net Income (Loss)	$(12,431,651)	$(2,553,556)	$(9,878,095)	-386.8%

Revenue

Revenue was $11,775,129 and $7,157,315 for the three months ended March 31, 2014 and the period February 1 through April 19, 2013, respectively. This represents a $4,617,814, or 64.5%, increase. This difference in revenue is due to the fact that revenues for the three months ended March 31, 2014 include advertising revenues for the Successor Company, while revenues for the period February 1 through April 19, 2013 include only the revenues of the Predecessor Company. Revenues for the three months ended March 31, 2014 are $209,913 less than they would have been had the Predecessor Company’s deferred revenue at the acquisition date not been required to be adjusted to market value at the acquisition date in accordance with US GAAP.

During the three months ended March 31, 2014 and the period February 1 through April 19, 2013, the Company’s revenues were derived as follows.

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2014	February 1, 2013 through April 19, 2013
Revenue :
Advertising	$2,546,091	$-
Products	2,287,747	2,239,236
Maintenance and content services	4,302,725	3,954,520
Professional services	2,638,566	1,323,559
Total	$11,775,129	$7,157,315

             The fluctuations in the components of revenues between the two periods are due to the same reasons stated above with respect to total revenues. Specifically, the RMG Media Networks business unit was not included in operations for the period February 1 through April 19, 2013, and, as a result, there was no advertising revenue. In addition, revenues for the three months ended March 31, 2014 are for the Successor Company for a 90-day period while revenues for the period February 1 through April 19, 2013 are for the Predecessor Company for a 78-day period.

The following table reflects the Company’s sales on a geographic basis.

	Successor Company		Predecessor Company
Region	Three Months Ended March 31, 2014		February 1, 2013 through April 19, 2013
North America	$8,585,432	72.9%	$5,137,362	71.8%
International-
United Kingdom	1,571,693		911,879
Middle East	903,711		485,712
Europe	627,473		616,710
Other	86,820		5,652
	3,189,697	27.1%	2,019,953	28.2%
Total	$11,775,129	100.0%	$7,157,315	100.0%

The increase in North America business for the three months ended March 31, 2014 was due to the inclusion of the RMG Media Networks advertising revenues which were almost exclusively generated in North America. The RMG Media Networks business unit was not included in operations for the period February 1 through April 19, 2013.

We believe that a better basis for comparing the Company’s financial results can be found in Note #14 to the Company’s unaudited consolidated financial statements located elsewhere in this filing that provides unaudited “Pro-Forma” financial results for the three months ended March 31, 2014 and 2013. These Pro-Forma financial results present the Company’s results of operations assuming the acquisitions of Reach Media and Symon had occurred on January 1, 2012 and the Company had operated as a combined entity since that date. The financial results include the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value of Intangible Assets that were acquired.
●	Revenues have been reduced based on the adjustment to market value of the Company’s customer order backlog that existed at the acquisition date.

Operating expenses do not include any acquisition related expenses.

The Pro-Forma financial results reflect revenues of $11,916,056 and $14,437,155 for the three months ended March 31, 2014 and 2013, respectively. These revenue totals would be $68,986 and $577,749 higher for 2014 and 2013, respectively, if the balance of the Enterprise Solutions business unit’s deferred revenue at the acquisition date had not been required to be adjusted to market at the acquisition date in accordance with GAAP purchase accounting guidelines. Excluding these reductions, the Company’s revenues were $3,029,862, or 20.2%, less for the three months ended March 31, 2014.

Differences in the composition of the Company’s revenues for the two Pro-Forma periods are as follows:

●

Advertising revenues for the Company’s Media Networks business unit totaled $2,546,091 and $5,592,874 for the three months ended March 31, 2014 and 2013, respectively. This is a $3,046,783, or 54.5%, decrease.

●

Revenues from sales of products of the Enterprise Solutions business unit totaled $2,287,747 and $3,415,497 for the three months ended March 31, 2014 and 2013, respectively. This is a $1,127,750, or 33.0%, decrease.

●

Excluding the revenue reductions previously discussed, maintenance and content services revenue for the Enterprise Solutions business unit totaled $4,512,638 and $4,082,034 for the three months ended March 31, 2014 and 2013, respectively. This is $430,604, or 10.5%, increase.

●

The Company’s professional services revenues totaled $2,638,566 and $1,924,499 for the three months ended March 31, 2014 and 2013. This is a $714,067, or 37.1%, increase and was due to improved productivity and increased use of third-party contractors for installation services.

Cost of Revenue

Cost of revenue totaled $6,615,642 and $2,971,467 for the three months ended March 31, 2014 and for the period February 1 through April 19, 2013, respectively. This $3,644,175, or 122.6%, increase in cost of revenue is directly attributable to the previous explanations given for the fluctuations in revenues, i.e., the cost of revenues are comprised of cost of revenue totals for different time periods and different groupings of companies.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the three months ended March 31, 2014 and for the period February 1 through April 19, 2013.

	Successor Company Three Months ended		Predecessor Company February 1 through		Change
	March 31,		April 19,
	2014	%	2013	%	Dollars	%
Revenue -
Advertising	$2,546,091	21.6%	$-	-	$2,546,091		-
Products	2,287,747	19.4%	2,239,236	31.3%	48,511		2.2%
Maintenance and content services	4,302,725	36.6%	3,594,520	50.2%	708,205		19.7%
Professional services	2,638,566	22.4%	1,323,559	18.5%	1,315,007	-	99.4%
Total	11,775,129	100.0%	7,157,315	100.0%	4,617,814	-	64.5%
Cost of Revenue -
Advertising	2,335,743	35.3%	-	-	2,335,743		-
Products	1,909,923	28.9%	1,498,135	50.4%	411,788		27.5%
Maintenance and content services	760,146	11.5%	611,692	20.6%	148,454		24.3%
Professional services	1,609,830	24.3%	861,640	29.0%	748,190		86.8%
Total	$6,615,642	100.0	$2,971,467	100.0%	3,644,175		122.6%

The fluctuations in the components of cost of revenues between the two periods are due to the same reasons stated above with respect to total revenues. Specifically, since the Media Networks business unit is not included in operations for the period February 1 through April 19, 2013, there is no advertising revenue for that period and, as a result, no associated cost of advertising revenue.

The following table reflects the Company’s gross margins for the three months ended March 31, 2014 and the period February 1 through April 19, 2013:

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2014		February 1, 2013 through April 19, 2013
	$	%	$	%
Advertising	$210,348	8.3%	-	-
Products	377,824	16.5%	741,101	33.1%
Maintenance and content services	3,542,579	82.3%	2,982,828	83.0%
Professional services	1,028,736	39.0%	461,919	34.9%
Total	5,159,487	43.8%	4,185,848	58.5%

The Company’s overall gross margin for the three months ended March 31, 2014 decreased to 43.8% from 58.5% for the period February 1 through April 19, 2013. The lower gross margin was primarily attributable to the following:

●

Advertising revenue, which comprised 21.6% of total revenues for the three months ended March 31, 2014, generates a lower gross margin than the average gross margin for the Company’s other products and services. As previously noted, there was no advertising revenue for the period February 1 through April 19, 2013.

●	The Company also had a lower gross margin on product sales for the three months ended March 31, 2014.

Operating Expenses

Operating expenses totaled $13,651,007 and $7,265,748 for the three months ended March 31, 2014 and the period February 1 through April 19, 2013, respectively. This $6,385,259, or 87.9%, increase in operating expenses is due primarily to the Company’s growth initiatives, which includes additional sales and sales support personnel and marketing programs, and expenditures for enhanced infrastructure, i.e., systems and personnel. The increase is also directly attributable to the previous explanations given for the fluctuations in revenues and cost of revenues, i.e., the operating expenses are comprised of operating expense totals for different time periods and different groupings of companies.

In addition, during the three months ended March 31, 2014 the Company incurred amortization expense of $1,660,000 related to the intangible assets recorded as a result of the acquisitions of RMG and Symon in accordance with GAAP purchase accounting guidelines.

A comparison of operating expenses shown in the Pro-Forma financial results reflects that pro-forma operating expenses totaled $13,438,507 and $9,968,352 for the three months ended March 31, 2014 and 2013, respectively. As previously discussed, operating expenses do not include any acquisition related expenses. The increase in operating expenses was primarily due to implementing the Company’s multiple new sales growth initiatives. These initiatives include additional sales and sales support personnel and new marketing programs, materials and personnel. In addition, the Company incurred additional general and administrative expenses related to expanding its infrastructure, both personnel and systems.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability expense for the three months ended March 31, 2014 of $4,641,471 represents the costs associated with the increase in the Company’s warrant liability for warrants that were exchanged for common stock and that remain outstanding at March 31, 2014. The financial results for the period February 1 through April 19, 2013 include only the results of Symon, which had no outstanding warrants.

Interest and other – Net

Interest expense and other - net for the three months ended March 31, 2014 increased by $234,186 compared to the period February 1 through April 19, 2013, primarily due to the following items:

●	Interest expense of $190,000 related to the Company’s outstanding debt.
●	Loan origination fees of $57,161.

The financial results shown for the period February 1 through April 19, 2013 include only the Predecessor Company which had no outstanding debt.

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

At March 31, 2014, the Company’s cash and cash equivalents balance was $4,761,726. This included cash and cash equivalents of $1,020,585 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

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

At March 31, 2014 and December 31, 2013 the Company had outstanding debt of $8,000,000. This debt represents the remaining balance of the borrowings the Company made in connection with the acquisition of Symon as discussed above and the additional funds borrowed when the Company refinanced its debt on November 14, 2013.

The Company has generated and used cash as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2014	February 1, 2013 through April 19, 2013
Operating cash flow	$(2,314,321)	$(4,329,282)
Investing cash flow	(1,164,125)	(86,470)
Financing cash flow	-	-

Operating Activities

The decrease in cash from operating activities of the Successor Company of $2,314,321 for the three months ended March 31, 2014 is primarily due to the company’s net loss of $12,431,651 plus the tax benefit recorded of $950,081. This combined decrease in cash flow is offset somewhat by the non-cash expenses of $1,920,033 for depreciation and amortization, $4,641,471 for warrant liability expense and $1,029,688 for stock-based compensation. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable decreased by $7,935,314 due to more successful collection efforts.
●	Accounts payable and accrued liabilities decreased by $5,800,694 due primarily to payment of amounts owed for equipment purchased from third-party vendors and other operating expenses.

The decrease in cash from operating activities of the Predecessor Company of $4,329,282 for the period February 1 through April 19, 2013 was primarily due to the net loss of $2,553,556. The effect of net loss on cash from operating activities was decreased by the non-cash charge for depreciation and amortization for the period of $140,293. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable decreased by $2,846,332 due to increased and more successful collection efforts.
●	Inventory increased by $488,722 because the company purchased products in anticipation of customer orders.
●	Accounts payable and accrued liabilities decreased by $3,746,799 primarily because of payment of year-end inventory purchases and accrued operating expenses.

Investing Activities

The decrease in cash from investing activities of the Successor Company of $1,164,125 during the three months ended March 31, 2014 was due to expenditures for property and equipment.

The decrease in cash from investing activities of the Predecessor Company of $86,470 from investing activities during the period February 1 through April 19, 2013 is due to expenditures for property and equipment.

Incentive Stock Option Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan will be administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, and to designate the amount, type and other terms and conditions of such awards, and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 stock options and 350,000 shares of restricted stock to its employees. 178,333 stock options have been subsequently cancelled.

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

As a result of a decline in the Company's stock price, goodwill was again tested for impairment as of March 31, 2014. Based on this impairment testing, it was determined that there was no impairment of goodwill as the fair value of the reporting units exceeded their carrying amounts at March 31, 2014.

The Company’s market capitalization could fluctuate in the future. As a result, we will continue to treat this data as an indicator of possible impairment if the Company's market capitalization falls below its book value. If this situation occurs, we will perform the required detailed analysis to determine if there is impairment.

Intangible assets include software and technology, customer relationships, partner relationships, trademarks and trade names, customer order backlog and covenants not-to-compete associated with the acquisitions of RMG and Symon. The intangible assets are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Weighted Average Amortization Period: (years)

Software and technology	5
Customer relationships	8
Partner relationships	10
Tradenames and trademarks	10
Customer order backlog	3
Covenant Not-To-Compete	2

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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 90% or more of sales are generated solely by the Company’s sales team, with 10% or less through resellers. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 85% of sales coming from the reseller channel. Overall, approximately 67% of the Company’s global revenues are derived from direct sales, with the remaining 33% generated through indirect partner channels.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any claims that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Ownership of our securities involves a high degree of risk.  Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-Q, including our historical financial statements and related notes included herein.  The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in Addison, Texas. In addition, we manage our networks from our headquarters in Addison, and have significant operations in California. Addison is located in an area that experiences frequent severe weather, including tornadoes, and parts of California exist on or near known earthquake fault zones. Should a tornado, earthquake or other catastrophe, such as fires, floods, power loss, communication failure, terrorist acts or similar events, disable our facilities, our operations would be disrupted. While we have developed a backup and recovery plan, such plan may not ultimately prove effective.

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

As of March 31, 2014, our Sponsor and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned over 40% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

Date: May 9, 2014

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