Form 10-Q
period 2014-06-30
RMG Networks Holding Corp
filed 2014-08-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, 12,467,756 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,087,094	$8,235,566
Accounts receivable, net	16,206,437	22,731,678
Inventory, net	3,587,266	4,633,213
Deferred tax assets	16,782	63,617
Other current assets	1,326,635	2,224,547
Total current assets	24,224,214	37,888,621
Property and equipment, net	4,638,301	3,548,985
Intangible assets, net	29,649,000	38,782,000
Goodwill	27,927,027	28,642,398
Loan origination fees	857,404	971,726
Other assets	225,522	496,879
Total assets	$87,521,468	$110,330,609
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$4,637,157	$8,009,380
Revenue share liabilities	2,142,605	2,595,614
Accrued liabilities	4,481,651	4,423,896
Accrued loss on long-term contract	2,036,000	-
Deferred revenue	10,205,163	10,074,420
Capital leases and other	103,508	86,952
Total current liabilities	23,606,084	25,190,262
Notes payable – non current	8,000,000	8,000,000
Warrant liability	2,701,641	4,573,123
Accrued loss on long-term contract-non current	4,164,000	-
Deferred revenue – non current	1.575.429	990,989
Deferred tax liabilities	6,567,609	6,430,853
Capital leases and other	670,123	392,558
Total liabilities	47,284,886	45,577,785
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 12,367,756 and 11,920,583 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	1,237	1,192
Additional paid-in capital	81,773,063	77,452,317
Accumulated comprehensive income	401,406	299,618
Retained earnings (accumulated deficit)	(41,459,124)	(13,000,303)
Treasury stock, at cost; 300,000 shares at June 30, 2014	(480,000)	-
Total stockholders’ equity	40,236,582	64,752,824
Total liabilities and stockholders’ equity	$87,521,468	$110,330,609

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

For The Six Months Ended June 30, 2014 and the Period April 20 through June 30, 2013

Consolidated Statements of Comprehensive Income (Loss)

	Successor	Successor	Predecessor
	Company	Company	Company
	Six Months Ended June 30, 2014	April 20, 2013 Through June 30, 2013	February 1, 2013 Through April 19, 2013
	(Unaudited)	(Unaudited)
Revenue:
Advertising	$7,417,237	$5,556,557	$-
Products	5,589,302	5,069,160	2,239,236
Maintenance and content services	7,904,287	2,572,555	3,594,520
Professional services	4,240,689	1,851,755	1,323,559
Total Revenue	25,151,515	15,050,027	7,157,315

Cost of Revenue:
Advertising	5,789,910	3,355,883	-
Products	4,421,768	3,261,492	1,498,135
Maintenance and content services	1,516,084	572,433	611,692
Professional services	3,084,968	1,197,304	861,640
Cost of Revenue - Products and Services	14,812,730	8,387,112	2,971,467
Loss on long-term contract	4,130,104	-	-
Total Cost of Revenue	18,942,834	8,387,112	2,971,467
Gross Profit	6,208,681	6,662,915	4,185,848

Operating expenses:
Sales and marketing	10,636,104	3,351,286	1,729,871
General and administrative	10,490,344	2,585,983	1,739,348
Research and development	2,120,037	806,401	512,985
Acquisition expenses	-	1,485,566	3,143,251
Depreciation and amortization	3,800,818	1,292,276	140,293
Impairment of intangible assets and goodwill	7,245,359	-	-
Total operating expenses	34,292,662	9,521,512	7,265,748
Operating income (loss)	(28,083,981)	(2,858,597)	(3,079,900)
Other Income (Expense):
Warrant liability income (expense)	(589,009)	(3,920,000)	-
Interest expense and other - net	(114,691)	(495,880)	(14,553)
Income (loss) before income taxes	(28,787,681)	(7,274,477)	(3,094,453)
Income tax expense (benefit)	(328,860)	-	(540,897)
Net income (loss)	(28,458,821)	(7,274,477)	(2,553,556)
Other comprehensive income (loss) -
Foreign currency translation adjustments	101,788	13,157	(121,144)
Total comprehensive income (Loss)	$(28,357,033)	$(7,261,320)	$(2,674,700)

Net income(loss) per share:
Basic and dilutive net income (loss) per share of Common Stock	$(2.34)	$(1.16)	$-
Basic and dilutive net income (loss) per share of Class L Common Stock	$-	$-	$(2.55)
Basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock	$-	$-	$-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Common Stock	12,161,112	6,285,583	-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class L Common Stock	-	-	1,000,000
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock	-	-	68,889

See accompanying notes to consolidated financial statements

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income (Loss)

For The Three Months Ended June 30, 2014 and the Period April 20 through June 30, 2013

	Successor Company	Successor Company
	Three Months Ended June 30, 2014	April 20, 2013 Through June 30, 2013
	(Unaudited)	(Unaudited)
Revenue:
Advertising	$4,871,146	$5,556,557
Products	3,301,555	5,069,160
Maintenance and content services	3,601,562	2,572,555
Professional services	1,602,123	1,851,755
Total Revenue	13,376,386	15,050,027
Cost of Revenue:
Advertising	3,454,167	3,355,883
Products	2,511,845	3,261,492
Maintenance and content services	755,938	572,433
Professional services	1,475,138	1,197,304
Cost of Revenue - Products and Services	8,197,088	8,387,112
Loss on long-term contract	4,130,104	-
Total Cost of Revenue	12,327,192	8,387,112
Gross Profit	1,049,194	6,662,915
Operating expenses:
Sales and marketing	5,402,824	3,351,286
General and administrative	5,084,576	2,585,983
Research and development	1,028,111	806,401
Acquisition expenses	-	1,485,566
Depreciation and amortization	1,880,785	1,292,276
Impairment of intangible assets and goodwill	7,245,359	-
Total operating expenses	20,641,655	9,521,512
Operating income (loss)	(19,592,461)	(2,858,597)
Other Income (Expense):
Warrant liability income (expense)	4,052,462	(3,920,000)
Interest expense and other – net	134,048	(495,880)
Income (loss) before income taxes	(15,405,951)	(7,274,477)
Income tax expense (benefit)	621,219	-
Net income (loss)	(16,027,170)	(7,274,477)
Other comprehensive income -
Foreign currency translation adjustments	97,182	13,157
Total comprehensive income (loss)	$(15,929,988)	$(7,261,320)
Net income (loss) per share:
Basic and diluted net income (loss) per share of Common Stock	$(1.30)	(1.16)
Weighted average shares used in computing basic and diluted net income (loss) per share of Common Stock	12,367,756	6,285,583

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2014 and the Period April 20 through June 30, 2013

	Successor	Successor	Predecessor
	Company	Company	Company
	Six Months	April 20, 2013	February 1, 2013
	Ended	Through	Through
	June 30,	June 30,	April 19,
	2014	2013	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(28,458,821)	$(7,274,477)	$(2,553,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,800,818	1,292,276	140,293
Change in warrant liability	589,009	3,920,000	-
Impairment of intangible assets and goodwill	7,245,359	-	-
Stock-based compensation	1,743,836	-	-
Non-cash treasury stock	(480,000)	-	-
Non-cash loan origination fees	114,322	-	-
Non-cash consulting fees	264,750	-	-
Non-cash directors’ fees	116,464	-	-
Non-cash interest expense	-	60,000	-
Deferred tax (benefit)	(328,860)	-	(12,294)
Other non-cash expense (income), net	-	-	(2,054)
Changes in operating assets and liabilities:
Accounts receivable	6,525,241	(4,412,699)	2,846,332
Inventory	1,045,947	(74,919)	(488,722)
Other current assets	897,912	211,440	(154,529)
Other assets, net	6,606	(1,073)	12,572
Accounts payable	(3,404,430)	1,708,576	(2,978,808)
Accrued liabilities	6,026,537	362,830	(765,937)
Deferred revenue	715,184	330,532	(372,579)

Net cash provided by (used in) operating activities	(3,580,126)	(3,877,514)	(4,329,282)

Cash flows from investing activities:
Acquisition of Symon Holdings Corporation	-	(209,079)	-
Purchases of property and equipment	(1,670,134)	(172,244)	(86,470)
Net cash provided by (used in) investing activities	(1,670,134)	(381,323)	(86,470)

Cash flows from financing activities:
Repayment of debt	-	(600,000)	-
Net cash provided by (used in) financing activities	-	(600,000)	-

Effect of exchange rate changes on cash	101,788	13,157	(121,144)

Net increase (decrease) in cash and cash equivalents	(5,148,472)	(4,845,680)	(4,536,896)

Cash and cash equivalents, beginning of period	8,235,566	10,824,943	10,203,169

Cash and cash equivalents, end of period	$3,087,094	$5,979,263	$5,666,273

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$294,570	$-	$2,053
Cash paid during the year for income taxes	$-	$-	$150,000

See accompanying notes to consolidated financial statements

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of the Company

RMG Networks Holding Corporation (“RMG Networks” or the “Company”) is a holding company which owns 100% of the capital stock of RMG Networks Holding, Inc. (formerly Reach Media Group Holdings, Inc.) and its subsidiaries and RMG Enterprise Solutions Holdings Corporation and its subsidiaries (formerly Symon Holdings Corporation).

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

Amounts shown for the “Predecessor Company” represent the transactions of Symon for the period shown. Symon is the predecessor due to the significance of its business compared to the other companies.

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet at December 31, 2013 and the Statements of Comprehensive Income and Cash Flows for the Successor Company for the period April 20 through June 30, 2013, the Statements of Comprehensive Income and Cash Flows for the Predecessor Company for the period February 1, 2013 through April 19, 2013 have been derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes there to. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. The allowance for doubtful accounts was $248,423 at June 30, 2014 and $241,535 at December 31, 2013. As of June 30, 2014 and December 31, 2013, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Writeoffs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013

Raw Materials	$365,791	$535,830
Finished Goods	3,221,475	4,097,383
Total	$3,587,266	$4,633,213

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

In performing the impairment test at December 31, 2013, there was some indication that there could be impairment at that date. The Company engaged an independent specialist to assist the Company in completing an impairment test as of December 31, 2013 and, based on the results of the testing, the Company has concluded there was no impairment. The Media reporting unit’s fair value exceeded its carrying value by $1,578,000 or 5.7% and the Enterprise reporting unit’s fair value exceeded it carrying value by $6,500,000, or 13%. The Company's impairment analysis contained certain assumptions, such as the discount rate, that are subject to change. Changes in the assumptions could have a material impact on the impairment analysis.

In the second quarter of 2014, as a result of the continued decline in the Company’s stock price, coupled with lower than anticipated operating results for the quarter ended June 30, 2014 and a change in the estimate of future operating results for the Media unit, goodwill was tested for impairment as of June 30, 2014. The Company engaged an independent specialist to assist in determining if goodwill was impaired at June 30, 2014. Based on the impairment testing performed, it was determined that goodwill of RMG was impaired and the Company recorded an impairment charge of $1,332,359 at June 30, 2014. This impairment is reflected in Note 4.

The impairment testing concluded there was no impairment of goodwill at the Enterprise reporting unit. The Enterprise reporting unit’s fair value exceeded its carrying value by $4,718,000 or 10.4%. The Company’s impairment analysis contained certain assumptions, such as the discount rate, that are subject to change. Changes in the assumptions could have a material impact on the impairment analysis.

The Company’s market capitalization could fluctuate in the future. As a result, it will continue to treat this data as an indicator of possible impairment if its market capitalization falls below its book value. If this situation occurs, it will perform the required detailed analysis to determine if there is impairment.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets include software and technology, customer relationships, partner relationships, trademarks and trade names, customer order backlog and covenants not-to-compete associated with the acquisitions of RMG and Symon. The intangible assets are being amortized over their estimated useful lives.

The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset's carrying amount to its fair value. Intangible assets are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. In the second quarter of 2014, as a result of the continued decline in the Company’s stock price, coupled with lower than anticipated operating results for the quarter ended June 30, 2014 and a change in the estimate of future operating results for the Media unit, intangible assets were tested for impairment as of June 30, 2014. The Company engaged an independent specialist to assist it in determining if intangible assets were impaired at June 30, 2014. Based on the impairment testing performed, it was determined that some intangible assets of RMG were impaired, specifically Customer Relationships, Partner Relationships, and Covenant Not-to-Compete, and the Company recorded an impairment charge of $5,913,000. See Note 4.

The impairment testing concluded there was no impairment of intangible assets at the Enterprise reporting unit. The Enterprise reporting unit’s fair value exceeded its carrying value by $4,718,000 or 10.4%. The Company’s impairment analysis contained certain assumptions, such as the discount rate, that are subject to change. Changes in the assumptions could have a material impact on the impairment analysis.

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

There was no impairment of long-lived assets at June 30, 2014 and December 31, 2013.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized. It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amount (see Note 6). U.S. income taxes have not been provided on $4.0 and $3.9 million of undistributed earnings of foreign subsidiaries as of June 30, 2014 December 31, 2013, respectively. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $985,145 and $1,696,475 held in foreign countries as of June 30, 2014 and December 31, 2013, respectively, were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at June 30, 2014 and December 31, 2013 that had a dilutive effect on net income (loss) per share.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for as an acquisition of a business and, accordingly, the results of its operations have been included in the Company’s consolidated results of operations from the date of acquisition.

The Company engaged an independent specialist to assist the Company in calculating the fair value of the assets and liabilities acquired. The allocation of the total purchase price to the net tangible and identifiable intangible assets was based on the fair value at the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets was allocated to goodwill, which is deductible for tax purposes. Qualitatively, goodwill represents the market position and the collective expertise of Reach Media with respect to advertising services. The purchase price allocation was preliminary as of December 31, 2013 pending the final determination of the fair value of certain acquired assets and assumed liabilities. The purchase price allocation was finalized as of March 31, 2014.

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

The Company engaged an independent specialist to assist Company in calculating the fair value of the assets and liabilities acquired. The allocation of the total purchase price to the net tangible and identifiable intangible assets was based on the fair value at the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets was allocated to goodwill (which is not deductible for tax purposes). Qualitatively, goodwill represents the market position and the global operating experience of Symon. The purchase price allocation was preliminary as of December 31, 2013 pending the final determination of the fair value of certain acquired assets and assumed liabilities. The purchase price allocation was finalized as of March 31, 2014.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Machinery and equipment	$2,790,760	$2,058,217
Furniture and fixtures	1,030,157	1,019,082
Software	695,296	567,900
Leasehold improvements	1,291,526	492,408
	5,807,739	4,137,607
Less accumulated depreciation and amortization	1,169,438	588,622
Property and equipment, net	$4,638,301	$3,548,985

Depreciation expense for the six months ended June 30, 2014 was $580,818. Depreciation expense for the period April 20 through June 30, 2013 was $127,431 and for the period February 1 through April 19, 2013 was $130,771. Depreciation expense for the three months ended June 30, 2014 was $320,785

4. Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets, resulted from the valuation related to the acquisitions of RMG and Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”. As a result, the basis of the net assets and liabilities of RMG and Symon were adjusted to reflect their fair values and the appropriate amount of goodwill was recorded for the consideration given in excess of the fair values assigned to the net identifiable assets. The carrying value of goodwill and certain intangible assets has subsequently been reduced due to an impairment charge of $1,332,359 and $5,913,000, respectively.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the carrying amount of goodwill:

	June 30, 2014	December 31, 2013
Balance - beginning	$28,642,398	$-
Goodwill resulting from acquisitions occurring in April 2013	-	28,642,398
Purchase price accounting adjustment	616,988	-
Impairment	(1,332,359)	-
Balance - ending	$27,927,027	$28,642,398

The carrying value of the Company’s intangible assets at June 30, 2014 were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Charge for Impairments	Net carrying Amount
Software and technology	5	$9,200,000	$(2,208,000)	$-	$6,992,000
Customer relationships	8	22,200,000	(3,330,000)	(2,925,000)	15,945,000
Partner relationships	10	8,800,000	(1,056,000)	(2,644,000)	5,100,000
Tradenames and trademarks	10	1,700,000	(204,000)	-	1,496,000
Covenant not-to-compete	2	1,150,000	(690,000)	(344,000)	116,000
Customer order backlog	1	400,000	(400,000)	-	-
Total		$43,450,000	$(7,888,000)	$(5,913,000)	$29,649,000

The carrying values of the Company’s intangible assets at December 31, 2013, were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount
Software and technology	5	$9,200,000	$(1,288,000)	$7,912,000
Customer relationships	8	22,200,000	(1,942,500)	20,257,500
Partner relationships	10	8,800,000	(616,000)	8,184,000
Tradenames and trademarks	10	1,700,000	(119,000)	1,581,000
Covenant not-to-compete	2	1,150,000	(402,500)	747,500
Customer order backlog	1	400,000	(300,000)	100,000
Total		$43,450,000	$(4,668,000)	$38,782,000

Amortization expense for the six months ended June 30, 2014 was $3,220,000. Amortization expense for the period April 20 through June 30, 2013 was $1,164,845 and for the period February 1 through April 19, 2013 was $9,522. Amortization expense for the three months ended June 30, 2014 was $1,560,000.

Projected amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

2014 (remainder)	$2,542,770
2015	4,984,040
2016	4,940,540
2017	4,940,540
2018	3,652,540
Thereafter	8,588,570
Total	$29,649,000

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

In connection with the Company's public offering of common stock in July 2013, the Company received a waiver from the Senior Lenders, pursuant to which the first $10,000,000 of proceeds from that offering were required to be used to pay down the Senior Credit facility. The remaining proceeds were available for general corporate purposes, which included the funding of growth initiatives in sales and marketing, capital expenditures, working capital, and/or strategic acquisitions.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The covenants include requirements that the Company must achieve specified levels of consolidated EBITDA and must maintain a minimum fixed charge coverage ratio, which requirements are tested quarterly (beginning with the quarter ending December 31, 2014). There is also a limit on the amount of capital expenditures in any fiscal year. In addition, the Company is required to maintain Specified Coverage Assets, consisting of eligible receivables and unrestricted cash, equal to or exceeding the outstanding principal balance of the loan. The Company cannot have less than $1,500,000 of unrestricted cash at any time. Failure to comply with these or other covenants will result in an event of default. In the event of any default, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on the Company's assets. The Company was in compliance with its debt covenants at June 30, 2014 and December 31, 2013.

6. Income Taxes

The following table summarizes the tax provision (benefit) for U.S. federal, state, and foreign taxes on income for the six months and three months ended June 30, 2014, for the period April 20 through June 30, 2013, and for the period February 1 through April 19, 2013:

	Sucessor Company	Sucessor Company	Predecessor Company	Sucessor Company
	Six Months Ended June 30, 2014	April 20, 2013 Through June 30, 2013	February 1, 2013 Through April 19, 2013	Three Months Ended June 30, 2014
Current
Federal	$-	$-	$(667,878)	$-
State	-	-	92,852	-
Foreign	29,369	-	34,129	29,369
Total Current	29,369	-	(540,897)	29,369
Deferred
Federal	(221,926)	-	-	608,267
State	(136,303)	-	-	(16,417)
Foreign	-	-	-	-
Total Deferred	(358,229)	-	-	591,850
Total Provision (Benefit)	$(328,860)	$-	$(540,897)	$621,219

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company recognized a loss before provision for income taxes for the six months ended June 30, 2014, no tax benefit related to the loss has been recognized because the realization of the tax benefit is uncertain. The Company has, however, recognized the tax benefit of the rollover of deferred taxes.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, except for the benefit of the net operations loss carry forwards, it is more likely than not that the Company will realize the benefits of these deductible differences. The Company has recorded a valuation allowance of 100% of the tax benefit applicable to the net operating loss carry forwards at June 30, 2014 because the realization of the benefit of these losses is uncertain.

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

7. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2014 and December 31, 2013, the Company had 12,367,756 and 11,920,583, respectively, outstanding shares of common stock.

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

8. Warrants

At June 30, 2014 and December 31, 2013, the Company had 9,648,719 and 13,066,067 warrants outstanding, respectively. As of June 30, 2014, 4,582,652 of these were public warrants. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share. During the three months ended March 31, 2014, the Company redeemed 3,417,348 Public Warrants in connection with the common stock exchange discussed in Note 7.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2014 and December 31, 2013, the Company has not issued any shares of preferred stock.

10. Treasury Stock

In settlement of a claim for damages, the Company received 300,000 shares of its common stock, which was recorded at cost as Other Income per the guidance under ASC 450. The stock was valued at $480,000 which represents its market price on the day it was received.

11. Warrant Liability

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $2,701,641 at June 30, 2014 and $4,573,123 at December 31, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Income (Loss).

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2014 and the year ended December 31, 2013.

The following table presents information about the Company's warrant liability that is measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liability:
December 31, 2013	$4,573,123	-	$4,573,123	-
March 31, 2014	$6,754,103	-	$6,754,103	-
June 30, 2014	$2,701,641	-	$2,701,641	-

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space and manufacturing facilities in Dallas, Texas. The office space lease that expires on March 1, 2025 and the manufacturing facilities lease expires on April 30, 2015.

The Company also leases office space in San Francisco and Los Angeles, California, New York, New York, Chicago, Illinois, and Pittsford, New York, under leases that expire at various dates through 2020.

In addition, the Company leases office space in London, England under a lease agreement that expires in August 2016; in Dubai, UAE under a lease agreement that expires in August 2014; in Singapore under a lease that expires in September 2015; and in Sao Paulo, Brazil under a lease that expires in November 2016.

Future minimum rental payments under these leases are as follows:

Amount
Fiscal year ending December 31:
2014 (remainder)	$871,893
2015	2,007,974
2016	1,667,595
2017	1,473,964
2018	1,236,023
Thereafter	6,423,579
$13,681,028

Total rent expense under all operating leases for the six months ended June 30, 2014 was $1,132,947. Total rent expense for the period April 20 through June 30, 2013 was $346,768, and for the period February 1 through April 19, 2013 was $102,704. Total rent expense for the three months ended June 30, 2014 was $575,207.

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the year ending December 31:

Capital Leases
2014	$118,514
2015	232,664
2016	230,274
2017	86,227
Total minimum lease payments	667,679
Less amount representing interest	(65,302)
Present value of capital lease obligations	602,377
Less current portion	(200,150)
Non-current portion	$402,227

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13. Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2014	December 31, 2013
Professional fees	$761,486	$460,924
Accrued sales commissions	524,262	619,186
Accrued bonuses and severance	607,127	467,701
Accrued capital expenditures	61,707	828,716
Taxes payable	3,541	(279,391)
Accrued expenses	1,052,131	807,884
Accrued interest	180,778	-
Other	1,290,619	1,518,876

Total	$4,481,651	$4,423,896

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Geographic Information

Revenue by geographic area are based on the deployment site location of end-user customers. Substantially all of the revenue from North America are generated from the United States of America. Geographic area information related to revenue from customers is as follows:

	Successor Company	Successor Company	Predecessor Company	Successor Company
Region	Six Months Ended June 30, 2014	April 20 Through June 30, 2013	February 1 Through April 19, 2013	Three Months Ended June 30, 2014

North America	$18,304,943	$11,681,562	$5,137,363	$9,995,480
International -
United Kingdom	3,419,509	2,344,474	911,879	1,847,816
Middle East	1,572,101	702,568	485,712	668,390
Europe	1,272,119	266,703	616,710	644,646
Other	582,843	54,720	5,652	220,054
Total International	$6,846,572	$3,368,465	$2,019,953	$3,380,906

Total	$25,151,515	$15,050,027	$7,157,315	$13,376,386

The vast majority of the Company's long-lived assets are located in the United States.

15. Unaudited Pro- Forma Operating Income for the Six Months Ended June 30, 2014 and 2013

The following table presents Unaudited Pro-Forma Operating Income (Loss) for the Company for the six months ended June 30, 2014 and 2013 based on the assumption that both RMG and Symon had been acquired on January 1, 2012. These results are not, however, intended to reflect actual operations of the Company had the acquisitions occurred on January 1, 2012. Operating expenses do not included any acquisition related expenses. In addition, Revenue has been adjusted to reflect the reclassification of certain charges (reductions) of Revenue. These reductions of revenue have been reclassified as Cost of Revenue. This reclassification does not affect Gross Profit or Operating Income (Loss). The analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value Intangible Assets that were acquired.
●	Revenues have been reduced due to an adjustment of deferred revenue existing at the acquisition date to market value at the acquisition date.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue	$28,976,704	$33,550,811
Cost of Revenue	22,394,188	17,368,595
Gross Profit	6,582,516	16,182,216
Operating Expenses	33,905,162	21,047,895
Operating Income (Loss)	(27,322,646)	(4,865,679)

During the six months ended June 30, 2014, Cost of Revenue includes a charge of $6,200,000 related to a loss recorded on a long-term contract and Operating Expenses include a charge of $7,245,349 related to the impairment of intangible assets and goodwill.

16. Equity Incentive Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan is administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, to designate the amount, type and other terms and conditions of such awards and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 options to its employees. 178,333 stock options have been subsequently cancelled. The options have an exercise price of $8.10 and vest over a three-year period. The cost associated with these options for the six months and the three months ended June 30, 2014 was $1,159,679 and $481,454, respectively. The unamortized cost of the options at June 30, 2014 was $3,308,185 to be recognized over a weighted-average life of 1.8 years. The unamortized cost of the options at December 31, 2013 was $4,467,863. At June 30, 2014 and December 31, 2013, none of the options were exercisable. In addition, there was no intrinsic value associated with the options as of June 30, 2014 and December 31, 2013. The weighted-average remaining contractual life of the options outstanding is 9.1 years.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of the stock-based rights granted to employees using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 6.0 years, expected volatility of 48.9%, dividend yield of 0%, and risk-free interest rate of 1.97%. The average fair value of options granted during 2013 was $3.91.

On August 13, 2013 the Company granted its Chief Executive Officer 350,000 shares of common stock under its Equity Incentive Plan. The shares vest over a three-year period beginning in April 2014. The cost associated with the restricted stock grant for the six months and the three months ended June 30, 2014 was $584,158 and $232,694, respectively. The unamortized cost of the grant at June 30, 2014 and December 31, 2013 was $1,665,175 and $2,249,333, respectively. As of June 30, 2014 and December 31, 2013, none of the stock had vested. In addition, there was no intrinsic value associated with the stock as of June 30, 2014 and December 31, 2013.

17. Related Party Transactions

In August 2013 the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant"), an entity managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960,000 when issued in August 2013. The value of the common stock will be amortized over the term of the agreement with related charges to operations for the six months and three months ended June 30, 2014 were $264,750 and $120,000, respectively. The unamortized value of the common stock was $520,000 and $784,750 at June 30, 2014 and December 31, 2013, respectively. $480,000 of the unamortized balance of the common stock at June 30, 2014 and December 31, 2013 is included in other current assets. The remainder of the unamortized balance of the common stock is included in other assets. Under the Agreement, the Consultant also receives an annual services fee of $50,000.

In addition, the Company provides consulting services to an entity owned by Mr. Wilson for which it has recognized related consulting fees during the six months and three months ended June 30, 2014 of $287,500 and $112,500, respectively.

The Company also has an agreement with a company owned by a board member under which it pays $15,000 a month for public relations services. Under this agreement the Company has incurred charges for the six months and three months ended June 30, 2014 of $90,000 and $45,000, respectively.

18. Loss on Long-Term Contract

In 2013 the Company entered into a long-term contract with a partner under which it agreed to share revenue generated under the contract with the partner. The revenue sharing arrangement included minimum annual guarantees payable to the partner over the term of the contract.

During the second quarter of 2014, the Company updated its analysis of the long-term contract. Based on results to date and a current estimate of revenue to be generated in the future under the contract, the Company has determined that sufficient revenue will not be generated under the contract for it to meet its minimum annual guarantees of revenue sharing to its partner.

As a result, the Company recorded a $6,200,000 loss on the long-term contract at June 30, 2014 which represents the amount it expects that the total minimum annual guarantees payable to the partner will exceed the revenue generated under the contract. The loss on the long-term contract has been recorded as follows:

Loss on Long-Term Contract	$4,130,104
Revenue reduction	2,069,896
Total	$6,200,000

19. Segment Reporting

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

●

The segments have different economic characteristics. The Media segment is projected to have a higher rate of sales growth than the Enterprise segment. The Enterprise segment realizes a higher gross margin on revenues than the Media segment.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the two reporting business segments follows:

	Successor Company		Successor Company		Predecessor Company
	Six Months Ended June 30, 2014		April 20, 2013 Through June 30, 2013		February 1, 2013 Through June 30, 2013
	Media	Enterprise	Media	Enterprise	Media	Enterprise

Revenue	7,417,237	17,734,278	$5,556,557	$9,493,470	-	$7,157,315
Cost of Revenue	9,920,014	9,022,820	3,355,883	5,031,229	-	2,971,467
Gross Profit	(2,502,777)	8,711,458	2,200,674	4,462,241	-	4,185,848
Gross Profit %	-33.7%	49.1%	39.6%	47.0%	-	58.5%

	Successor Company
	Three Months Ended June 30, 2014
	Media	Enterprise

Revenues	$4,871,146	$8,505,240
Cost of Revenues	7,584,271	4,742,921
Gross Profit	(2,713,125)	3,762,319
Gross Profit %	-55.7%	44.2%

For the six months ended June 30, 2014 and the three months ended June 30, 2014, the Media segment’s Cost of Revenue includes a charge of $4,130,104 related to a loss recognized on a long-term contract. Without the inclusion of this loss, the Media segment’s gross margin for the six months ended June 30, 2014 and for the three months ended June 30, 2014 was 21.9% and 29.1%, respectively.

During the period February 1, 2013 through April 19, 2013, the Enterprise segment realized a gross margin of 58.5%. The Predecessor Company consisted only of the Enterprise segment during this period, and, as a result, there were no advertising segment revenues.

19. Subsequent Event

On July 16, 2014 the Company amended its Senior Credit Facility to increase the amount borrowed under the facility to $12,000,000, adding approximately $3,400,000 in net cash proceeds to its Balance Sheet. The amendment also eliminates financial covenants until at least mid-year 2015. The amended Senior Credit Facility, which matures in July 2017, bears interest at a fixed rate of 12% and continues to defer principal payments until maturity.

Prior to the amendment, the Company’s prior senior lender, Comvest Capital II, L.P., sold its interest in the Senior Credit Facility to a new lender group that includes an affiliate of the Company’s Executive Chairman and an affiliate of the Company’s largest shareholder. After acquiring the Senior Credit Facility, the new lender group entered into a Third Amendment to the Credit Agreement and funded the $4,000,000 increase in the Senior Credit Facility.

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

Given the nature of the formation of the Company, its financial results are required to be reported on a basis that includes the three companies’ (RMG Networks Holding Corporation, RMG and Symon) operations and for different time periods.

Results of Operations

Comparison of the six months ended June 30, 2014 to the period April 20, 2013 through June 30, 2013

As discussed above, the Company acquired RMG on April 8, 2013 and Symon on April 19, 2013. The financial statements for the six months ended June 30, 2014 include the results of operations of RMG Networks, RMG, and Symon (the “Successor Company”) for the entire six-month period. The financial statements for the period April 20 through June 30, 2013 present the operations of the Successor Company for only 72 days. As a result, the financial results shown are not generally comparable on a meaningful basis.

	Successor Company	Successor Company
	Six Months Ended June 30,	April 20, 2013 through June 30,	Change
	2014	2013	Dollars	%
Revenue	$25,151,515	$15,050,027	$10,101,488	67.1%
Cost Of Revenue	18,942,834	8,387,112	10,555,722	125.9%
Gross Profit	6,208,681	6,662,915	(454,234)	-6.8%
Operating Expenses -
Sales and marketing	10,636,104	3,351,286	7,284,818	217.4%
General and administrative	10,490,344	2,585,983	7,904,361	305.7%
Research and development	2,120,037	806,401	1,313,636	162.9%
Acquisition expenses	-	1,485,566	(1,485,566)	-100.0%
Impairment of intangible assets and goodwill	7,245,359	-	7,245,359	-%
Depreciation and amortization	3,800,818	1,292,276	2,508,542	194.1%
Total Operating Expenses	34,292,662	9,521,512	24,771,150	260.2%
Operating Income (Loss)	(28,083,981)	(2,858,597)	(25,225,384)	-882.4%
Warrant liability expense	(589,009)	(3,920,000)	(3,330,991)	-85.0%
Interest expense and other - net	(114,691)	(495,880)	(381,189)	-76.9%
Income (Loss) Before Income Taxes	(28,787,681)	(7,274,477)	(21,513,204)	-295.7%
Income Tax Expense (Benefit)	(328,860)	-	328,860	-%
Net Income (Loss)	$(28,458,821)	$(7,274,477)	$(21,184,344)	-291.2%

Revenue

Revenue was $25,151,515 and $15,050,027 for the six months ended June 30, 2014 and the period April 20, 2013 through June 30, 2013, respectively. This represents a $10,101,488, or 67.1%, increase. This difference in revenue is due to the fact that operations for the six months ended June 30, 2014 include revenue for the Successor Company for the entire six-month period, while operations for the period April 20 through June 30, 2013 include revenue of the Successor Company for only 72 days.

During the six months ended June 30, 2014 and the period April 20, 2013 through June 30, 2013, the Company’s revenue was derived as follows.

	Successor Company		Successor Company
	Six Months ended		April 20 through		Change
	June 30,		June 30,
	2014	%	2013	%	Dollars	%
Revenue -
Advertising	$7,417,237	29.5%	$5,556,557	36.9%	$1,860,680	33.5%
Products	5,589,302	22.2%	5,069,160	33.7%	520,142	10.3%
Maintenance and content services	7,904,287	31.4%	2,572,555	17.1%	5,331,732	207.3%
Professional services	4,240,689	16.9%	1,851,755	12.3%	2,388,934	129.0%
Total	$25,151,515	100.0%	$15,050,027	100.0%	$10,101,488	100.0%

The fluctuations in the components of revenue between the two periods are due to the same reasons as stated above with respect to total revenue. Specifically, operations for the six months ended June 30, 2014 include revenue for the Successor Company for the entire six-month period while operations for the period April 20 through June 30, 2013 include revenue for the Successor Company for only 72 days.

The following table reflects the Company’s revenue on a geographic basis.

	Successor Company		Successor Company
Region	Six Months Ended June 30, 2014		April 20, 2013 through June 30, 2013
North America	$18,304,943	72.8%	$11,681,562	77.6%
International-
United Kingdom	3,419,509	13.6%	2,344,474	15.6%
Middle East	1,572,101	6.2%	702,568	4.6%
Europe	1,272,119	5.1%	266,703	1.8%
Other	582,843	2.3%	54,720	0.4%
Total International	6,846,572	27.2%	3,368,465	22.4%
Total	$25,151,515	100.0%	$15,050,027	100.0%

The higher level of revenue for each region for the six months ended June 30, 2014 was due to the fact that revenue for the Successor Company are included for the entire six-month period while operations for the period April 20 through June 30, 2013 include revenue for the Successor Company for only 72 days.

We believe that a better basis for comparing the Company’s financial results can be found in Note 15 to the Company’s unaudited consolidated financial statements located elsewhere in this filing that provides unaudited “pro-forma” financial results for the six months ended June 30, 2014 and 2013. These Pro-Forma financial results present the Company’s results of operations assuming the acquisitions of RMG and Symon had occurred on January 1, 2012 and the Company had operated as a combined entity since that date. The financial results include the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value of intangible assets that were acquired.
●	Revenues have been reduced based on the adjustment to market value of the Predecessor Company’s deferred revenue that existed at the acquisition date.

Pro-Forma Operating Expenses do not include any acquisition related expenses. In addition, revenue has been adjusted to reflect the reclassification of certain charges (reductions) of revenue. These reductions of revenue have been reclassified as cost of revenue. This reclassification does not affect gross profit or operating income (loss).

The pro-forma financial results reflect revenue of $28,976,704 and $33,550,811 for the six months ended June 30, 2014 and 2013, respectively.

Differences in the composition of the Company’s revenues for the two pro-forma periods are as follows:

●

Advertising revenue for the Company’s Media business unit totaled $7,417,237 and $12,510,676 for the six months ended June 30, 2014 and 2013, respectively. This is a $5,093,439, or 40.7%, decrease. The decrease in advertising revenue was due to a decline in demand for the Company’s advertising services and a general decline in demand for advertising services in the out-of-home market.

●

Revenue from sales of products of the Enterprise Solutions business unit totaled $7,958,302 and $8,709,347 for the six months ended June 30, 2014 and 2013, respectively. This is a $751,045, or 8.6%, decrease.

●

Maintenance and content services revenue for the Enterprise Solutions business unit totaled $8,672,688 and $7,844,071 for the six months ended June 30, 2014 and 2013, respectively. This is $828,617, or 10.6%, increase.

●

The Company’s professional services revenue totaled $4,928,478 and $4,486,717 for the six months ended June 30, 2014 and 2013, respectively. This is a $441,761, or 9.8%, increase and was due to improved productivity and increased use of third-party contractors for installation services.

Cost of Revenue

Cost of revenue totaled $18,942,834 and $8,387,112 for the six months ended June 30, 2014 and for the period April 20, 2013 through June 30, 2013, respectively. This $10,555,722, or 125.9%, increase in cost of revenue is directly attributable to the previous explanations given for the fluctuations in revenue, i.e., the cost of revenue is comprised of amounts for different time periods. In addition, cost of revenue for the six months ended June 30, 2014 includes a loss on a long-term contract of $4,130,104.

The following table summarizes the composition of the Company’s cost of revenue for the six months ended June 30, 2014 and for the period April 20 through June 30, 2013.

	Successor Company		Successor Company
	Six Months ended		April 20 through		Change
	June 30,		June 30,
	2014	%	2013	%	Dollars	%
Cost of Revenue -
Advertising	$5,789,910	30.6%	$3,355,883	40.0%	$2,434,027	72.5%
Products	4,421,768	23.3%	3,261,492	38.9%	1,160,276	35.6%
Maintenance and content services	1,516,084	8.0%	572,433	6.8%	943,651	164.8%
Professional services	3,084,968	16.3%	1,197,304	14.3%	1,887,664	157.7%
Loss on long-term contract	4,130,104	21.8%	-	-%	4,130,104	-%
Total	$18,942,834	100.0	$8,387,112	100.0%	$10,555,722	125.9%

The fluctuations in the components of cost of revenue between the two periods are due to the same reasons stated above with respect to total revenue. Specifically, operations for the six months ended June 30, 2014 include the cost of revenue for the entire six-month period, while operations for the period April 20, 2013 through June 30, 2013, include the cost of revenue for only 72 days. In addition, cost of revenue for the six months ended June 30, 2014 includes a loss on a long-term contract of $4,130,104.

The following table reflects the Company’s gross margins for the six months ended June 30, 2014 and for the period April 20, 2013 through June 30, 2013:

	Successor Company		Successor Company
	Six Months Ended June 30, 2014		April 20, 2013 through June 30, 2013
	$	%	$	%
Advertising	$1,627,327	21.9%	2,200,674	39.6%
Products	1,167,534	20.9%	1,807,668	35.7%
Maintenance and content services	6,388,203	80.8%	2,000,122	77.7%
Professional services	1,155,721	27.3%	654,451	35.3%
	10,338,785	41.1%	6,662,915	44.3%
Loss on long-term contract	(4,130,104)	-16.4%	-	-
Total	6,208,681	24.7%	6,662,915	44.3%

The Company’s overall gross margin for the six months ended June 30, 2014 decreased to 24.7% from 44.3% for the period April 20, 2013 through June 30, 2013. The lower gross margin was primarily attributable to the fact that the Company’s cost of revenue for the six months ended June 30, 2014 includes a loss on a long-term contract of $4,130,104. There was not a loss on a long-term contract in cost of revenue for the period April 20, 2013 through June 30, 2013.

Operating Expenses

Operating expenses totaled $34,292,662 and $9,521,512 for the six months ended June 30, 2014 and for the period April 20, 2013 through June 30, 2013, respectively. This $24,771,150, or 260.2%, increase in operating expenses is primarily attributable to the following items:

●

Operations for the six months ended June 30, 2014 include operating expenses for the Successor Company for the entire six-month period while operations for the period April 20 through June 30, 2013 include operating expenses for the Successor Company for only 72 days.

●	Operating expenses for the six months ended June 30, 2014 include an impairment charge of $7,245,359 related to intangible assets and goodwill.
●

Depreciation and amortization expense for the six months ended June 30, 2014 was $3,800,818 which was $2,508,542 higher than depreciation and amortization expense for the period April 20, 2013 through June 30, 2013.

●	Operating expenses for the six months ended June 30, 2014 included stock-based compensation of $1,743,837 and reorganization expenses of $579,029.
●

The Company also incurred significant increases in operating expenses due to expenditures made in connection with its growth initiatives, which includes additional sales and sales support personnel and marketing programs, and expenditures for enhanced infrastructure, i.e., systems and personnel.

A comparison of operating expenses shown in the pro-forma financial results reflects that pro-forma operating expenses totaled $33,905,162 and $21,047,895 for the six months ended June 30, 2014 and 2013, respectively. The increase in operating expenses of $12,857,267, or 61.1%, was primarily due to the impairment charge, the higher depreciation and amortization expense, the stock-based compensation and reorganization expenses, and the expenditures made in connection with the Company’s growth initiatives as discussed above.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability expense for the six months ended June 30, 2014 of $589,009 represents the costs associated with the increase in the Company’s warrant liability for warrants that were exchanged for common stock during the first quarter of 2014 and the change in the Company’s liability for warrants that remain outstanding at June 30, 2014.

Interest and other – Net

Interest expense and other - net for the six months ended June 30, 2014 decreased by $381,189 compared to the period April 20 through June 30, 2013. For the six months ended June 30, 2014, interest expense and other- net was comprised primarily of the following items:

●	Interest expense of $370,778 related to the Company’s outstanding debt.
●	Loan origination fees of $114,322.
●

Other income of $480,000 related to the receipt of 300,000 shares of the Company’s common stock in connection with a claim for damages filed by the Company. The stock was valued at $480,000 which represents its market value on the day it was received.

Comparison of the three months ended June 30, 2014 to the period April 20, 2013 through June 30, 2013

The financial statements for the three months ended June 30, 2014 include the results of operations of the Successor Company for the entire three-month period, while operations for the period April 20 through June 30, 2013 include operations of the Successor Company for only 72 days. As a result, the financial results shown are not generally comparable on a meaningful basis.

	Successor Company	Successor Company
	Three Months Ended June 30,	April 20, 2013 through June 30,	Change
	2014	2013	Dollars	%
Revenue	$13,376,386	$15,050,027	$(1,673,641)	-11.1%
Cost Of Revenue	12,327,192	8,387,112	3,940,080	47.0%
Gross Profit	1,049,194	6,662,915	(5,613,721)	-84.3%
Operating Expenses -
Sales and marketing	5,402,824	3,351,286	2,051,538	61.2%
General and administrative	5,084,576	2,585,983	2,498,593	96.6%
Research and development	1,028,111	806,401	221,710	27.5%
Acquisition expenses	-	1,485,566	(1,485,566)	-100.0%
Depreciation and amortization	1,880,785	1,292,276	588,509	45.5%
Impairment of intangible assets and goodwill	7,245,359	-	7,245,359	-%
Total Operating Expenses	20,641,655	9,521,512	11,120,143	116.8%
Operating Income (Loss)	(19,592,461)	(2,858,597)	(16,733,864)	-585.4
Warrant liability income (expense)	4,052,462	(3,920,000)	7,972,462	203.4%
Interest expense and other - net	134,048	(495,880)	629,928	127.0%
Income (Loss) Before Income Taxes	(15,405,951)	(7,274,477)	(8,131,474)	-111.8%
Income Tax Expense (Benefit)	621,219	-	621,219	-%
Net Income (Loss)	$(16,027,170)	$(7,274,477)	$(8,752,693)	-120.3%

Revenue

Revenue was $13,376,386 and $15,050,027 for the three months ended June 30, 2014 and the period April 20, 2013 through June 30, 2013, respectively. This represents a $1,673,641, or 11.1%, decrease. The decrease in revenue is primarily attributable to the fact that, due to revenue shortfall on a long-term contract, the Company was required under GAAP to record charges (reductions) to revenue totaling $2,069,896 rather than recording this amount as a cost of revenue. In addition, the Company generated less revenue from product sales during the three months ended June 30, 2014.

During the three months ended June 30, 2014 and the period April 20 through June 30, 2013, the Company’s revenue was derived as follows.

	Successor Company		Successor Company
	Three Months ended		April 20 through		Change
	June 30,		June 30,
	2014	%	2013	%	Dollars	%
Revenue -
Advertising	$4,871,146	36.4%	$5,556,557	36.9%	$(685,411)	-12.3%
Products	3,301,555	24.7%	5,069,160	33.7%	(1,767,605)	-34.9%
Maintenance and content services	3,601,562	26.9%	2,572,555	17.1%	1,029,007	40.0%
Professional services	1,602,123	12.0%	1,851,755	12.3%	(249,632)	-13.5%
Total	$13,376,386	100.0%	$15,050,027	100.0%	$(1,673,641)	-11.1%

The fluctuations in the components of revenue between the two periods are due to the same reasons as stated above with respect to total revenue.

The following table reflects the Company’s revenue on a geographic basis.

	Successor Company		Successor Company
Region	Three Months Ended June 30, 2014		April 20, 2013 through June 30, 2013
North America	$9,995,480	74.7%	$11,681,562	77.6%
International-
United Kingdom	1,847,816	13.8%	2,344,474	15.6%
Middle East	668,390	5.0%	702,568	4.7%
Europe	644,646	4.8%	266,703	1.8%
Other	220,054	1.7%	54,720	.3%
Total International	3,380,906	25.3%	3,368,465	22.4%
Total	$13,376,386	100.0%	$15,050,027	100.0%

The lower level of revenue for North America for the three months ended June 30, 2014 was due primarily to the same reasons as stated above with respect to total revenue.

Cost of Revenue

Cost of revenue totaled $12,327,192 and $8,387,112 for the three months ended June 30, 2014 and for the period April 20 through June 30, 2013, respectively. This $3,940,080, or 47.0%, increase in cost of revenue is primarily attributable to a loss on a long-term contract of $4,130,104 that is included in cost of revenue for the three months ended June 30, 2014.

The following table summarizes the composition of the Company’s cost of revenue for the three months ended J32.1ne 30, 2014 and for the period April 20 through June 30, 2013.

	Successor Company		Successor Company
	Three Months ended		April 20 through		Change
	June 30,		June 30,
	2014	%	2013	%	Dollars	%
Cost of Revenue -
Advertising	$3,454,167	28.0%	$3,355,883	40.0%	$98,284	2.9%
Products	2,511,845	20.4%	3,261,492	38.9%	(749,647)	-23.0%
Maintenance and content services	755,938	6.1%	572,433	6.8%	183,505	32.1%
Professional services	1,475,138	12.0%	1,197,304	14.3%	277,834	23.2%
	8,197,088	66.5%	8,387,112	100.0%	(190,024)	-2.3%
Loss on long-term contract	4,130,104	33.5%	-	-	4,130,104	-%
Total	$12,327,192	100.0%	$8,387,112	100.0%	$3,940,080	47.0%

The fluctuations in the components of cost of revenue between the two periods are due to the fact that operations for the three months ended June 30, 2014 include revenue for the entire three-month period, while operations for the period April 20 through June 30, 2013 include revenue for only 72 days. In addition, the cost of revenue for the three months ended June 30, 2014 includes a loss on a long-term contract of $4,130,104.

The following table reflects the Company’s gross margins for the three months ended June 30, 2014 and the period April 20 through June 30, 2013:

	Successor Company		Successor Company
	Three Months Ended June 30, 2014		April 20, 2013 through June 30, 2013
	$	%	$	%
Advertising	$1,416,979	29.1%	2,200,674	39.6%
Products	789,710	23.9%	1,807,668	35.7%
Maintenance and content services	2,845,624	79.0%	2,000,122	77.7%
Professional services	126,985	7.9%	654,451	35.3%
	5,179,298	38.7%	6,662,915	44.3%
Loss on long-term contract	(4,130,104)	-30.9%	-	-%
Total	1,049,194	7.8%	6,662,915	44.3%

The Company’s overall gross margin for the three months ended June 30, 2014 decreased to 7.8% from 44.3% for the period April 20 through June 30, 2013. The lower gross margin was primarily attributable to the following:

●

Cost of revenue for the three months ended June 30, 2014 includes a loss on a long-term contract of $4,130,104. Without this item included in cost of revenue, the gross margin for the three months ended June 30, 2014 would be 38.7%.

●

The Company realized a lower gross margin on professional services for the three months ended June 30, 2014 due primarily to a decrease in total professional services revenue and very low margin services on a large project.

Operating Expenses

Operating expenses totaled $20,641,655 and $9,521,512 for the three months ended June 30, 2014 and for the period April 20 through June 30, 2013, respectively. This $11,120,143, or 116.8%, increase in operating expenses is due primarily to the following:

●	Operating expenses for the three months ended June 30, 2014 include an impairment charge of $7,245,359 related to intangible assets and goodwill.
●	Operating expenses for the three months ended June 30, 2014 included stock-based compensation of $714,148 and reorganization expenses of $579,029.
●	Operating expenses for the three months ended June 30, 2014 include operating expenses for the full three months. Operating expenses for the period April 20, 2013 through June 30, 2013 include operating expenses for only 72 days.
●

The Company also incurred significant increases in operating expenses due to expenditures made in connection with its growth initiatives, which includes additional sales and sales support personnel and marketing programs, and expenditures for enhanced infrastructure, i.e., systems and personnel.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The Company recorded an income credit related to the warrant liability for the three months ended June 30, 2014 of $4,052,462 which represented a decrease in the Company’s warrant liability at June 30, 2014. At June 30, 2013 the Company recorded warrant liability expense of $3,920,000 which represented an increase in its warrant liability.

Interest and other – Net

Interest expense and other - net for the three months ended June 30, 2014 decreased by $629,928 compared to the period April 20 through June 30, 2013 due primarily to the following items:

●

Other income of $480,000 related to the receipt of 300,000 shares of the Company’s common stock in connection with a claim for damages filed by the Company. The stock was valued at $480,000 which represents its market value on the day it was received.

●	Lower interest expense for the three months ended June 30, 2014.

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

At June 30, 2014, the Company’s cash and cash equivalents balance was $3,087,094. This included cash and cash equivalents of $985,145 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

Management feels that the Company has an adequate amount of cash to operate the Company for at least twelve months. Despite our present liquidity position, however, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, our cash on hand and funds from operations may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all.

At June 30, 2014 and December 31, 2013 the Company had outstanding debt of $8,000,000. This debt represents the remaining balance of the borrowings the Company made in connection with the acquisition of Symon as discussed above and the additional funds borrowed when the Company refinanced its debt on November 14, 2013.

The Company has generated and used cash as follows:

	Successor Company	Successor Company
	Six Months Ended June 30, 2014	April 20, 2013 through June 30, 2013
Operating cash flow	$(3,580,126)	$(3,877,514)
Investing cash flow	(1,670,134)	(381,323)
Financing cash flow	-	(600,000)

Operating Activities

The decrease in cash from operating activities of the Successor Company of $3,580,126 for the six months ended June 30, 2014 is primarily due to the Company’s net loss of $28,458,821. This decrease in cash flow caused by the net loss is offset somewhat by the non-cash expenses of $3,800,818 for depreciation and amortization, $7,245,359 for impairment of intangible assets and goodwill, and $1,743,836 for stock-based compensation. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable decreased by $6,525,241 due to more focused and improved collections and a decrease in revenues.
●	Inventory decreased by $1,045,947 due to better alignment of inventory with sales volume.
●	Accounts payable decreased by $3,404,430 due primarily to payment of amounts owed for equipment purchased from third-party vendors and other operating expenses.
●	Accrued liabilities increased by $6,130,908 due primarily to the accrued loss on a long-term contract of $6,200,000.

The decrease in cash from operating activities of the Successor Company of $3,877,514 for the period April 20 through June 30, 2013 was primarily due to the net loss of $7,274,477 for the period. The effect of net loss on cash from operating activities was decreased by the non-cash charge for the change in the Company’s warrant liability of $3,920,000 and by the non-cash charge for depreciation and amortization for the period of $1,292,276. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable increased by $4,412,699 due to the very high sales level by the Enterprise Solutions business unit in June 2013.
●	Accounts payable increased by $1,708,576 as improved payments terms were negotiated with certain vendors.

Investing Activities

The decrease in cash from investing activities of $1,670,134 during the six months ended June 30, 2014 was due to expenditures for property and equipment.

The decrease in cash from investing activities of $381,323 from investing activities during the period April 20 through June 30, 2013 was due to an additional payment of $209,079 in connection with the acquisition of Symon and expenditures of $172,244 for property and equipment.

Financing Activities

The decrease in cash from financing activities of $600,000 for the period April 20 through June 30, 2013 was due to a quarterly principal payment of the Company’s debt.

Incentive Stock Option Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan is administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, and to designate the amount, type and other terms and conditions of such awards, and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 stock options and 350,000 shares of restricted stock to its employees. 178,333 stock options have been subsequently cancelled.

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

As a result of a decline in the Company's stock price, goodwill and intangible assets were tested for impairment as of June 30, 2014. The Company engaged an independent specialist to assist it in determining if goodwill and intangible assets were impaired at June 30, 2014. Based on this impairment testing, it was determined that there was impairment of goodwill and certain intangible assets, specifically Customer Relationships, Partner Relationships, and Covenant Not-to-Compete. As a result, the Company recorded an impairment charge of $1,332,359 related to goodwill and an impairment charge of $5,913,000 related to intangible assets.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Impairment in the value of our goodwill, trade names or other intangible assets could negatively impact our net income and earnings per share.

We are required to test goodwill and intangible assets with indefinite lives (such as customer and partner relationships and trade names and trademarks), to determine if impairment has occurred, annually, or more frequently if events and circumstances indicate that the assets may be impaired. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, customer or partner relationships, trade names or trademarks or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill, trade names or other intangible assets become impaired, there could be an adverse effect on us. For example, in the second quarter of 2014 we determined that goodwill and certain intangible assets of RMG were impaired, and we recorded impairment charges totaling approximately $7.2 million at June 30, 2014.

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

We have minimum payment commitments to certain advertising partners that if we cannot service could negatively impact our results of operations.

We have minimum payment commitments to three of our advertising partners. These commitments constitute a significant part of our cost of revenues. If our revenues decrease in a given period, we may be unable to reduce cost of revenues as a significant part of our cost of revenues is fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss for that period and subsequent periods. In the second quarter of 2014, our cost of revenue includes a charge of approximately $4.1 million related to a loss recognized on a contract having minimum payment commitments, and it is possible that we will incur such charges in the future if revenues from partners do not exceed the corresponding minimum payment commitments.

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

We have approximately $12.0 million in outstanding indebtedness under a senior credit facility that is secured by a first-priority security interest in substantially all of our assets. Our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lenders could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

Our outstanding indebtedness requires us to comply with certain financial covenants, the default of which may result in the acceleration of our indebtedness.

Our senior credit facility contains financial and operational covenants, including covenants requiring us to achieve specified levels of consolidated EBITDA, which requirement will be tested quarterly (beginning with the quarter ending December 31, 2015). The senior credit facility also prohibits us from making capital expenditures above certain thresholds in any 12-month period. Failure to comply with these or other covenants in our senior credit facility would result in an event of default. In the event of any default under our senior credit facility, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on our assets.

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

Litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

From time to time we have been, and may be in the future, subject to litigation. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim or may not provide coverage at all, and there can be no assurance as to the continued availability of this insurance. Any such proceedings may result in substantial costs and divert management’s attention and resources.

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

Our ability to request indemnification for damages arising out of claims pursuant to the RMG merger agreement was limited to 300,000 of the shares of our common stock issued in the transaction, which have already been returned to us to satisfy indemnification claims. Consequently, we have no additional remedies for indemnifiable damages that we may have sustained, or that we may sustain in the future.

The indemnification obligations of RMG’s prior shareholders against losses that we may sustain and that result from, arise out of or relate to any breach by RMG or the RMG shareholders of any of their representations, warranties, or the covenants or agreements contained in the RMG merger agreement was limited to 300,000 shares of our common stock held in escrow. We have already asserted claims against such shares, and all such shares have been returned to us to satisfy indemnification claims. Accordingly, we have no additional remedies for damages arising out of the RMG merger agreement.

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

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ William G. Cole
William G. Cole
Chief Financial Officer (principal financial and accounting officer)

Date: August 14, 2014

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