Form 10-Q
period 2014-09-30
RMG Networks Holding Corp
filed 2014-11-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, 12,167,756 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,045,819	$8,235,566
Accounts receivable, net	11,565,009	22,731,678
Inventory, net	2,919,876	4,633,213
Deferred tax assets	18,884	63,617
Other current assets	2,113,491	2,224,547
Total current assets	21,663,079	37,888,621
Property and equipment, net	4,941,016	3,548,985
Intangible assets, net	18,330,125	38,782,000
Goodwill	20,798,027	28,642,398
Loan origination fees	800,243	971,726
Other assets	181,198	496,879
Total assets	$66,713,688	$110,330,609
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,369,494	$6,606,200
Revenue share liabilities	3,747,139	3,998,794
Accrued liabilities	3,789,117	4,510,848
Loss on long-term contract	2,204,424	-
Deferred revenue	7,714,130	10,074,420
Total current liabilities	20,824,304	25,190,262
Notes payable – non current	12,000,000	8,000,000
Warrant liability	1,929,743	4,573,123
Deferred revenue – non current	1,683,881	990,989
Deferred tax liabilities	6,173,925	6,430,853
Loss on long-term contract – non current	902,220	-
Other	986,872	392,558
Total liabilities	44,500,945	45,577,785
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 12,467,756 and 11,920,583 shares issued, 12,167,756 and 11,920,583 shares outstanding, at September 30, 2014 and December 31, 2013, respectively.)	1,247	1,192
Additional paid-in capital	81,512,431	77,452,317
Accumulated comprehensive income	201,414	299,618
Retained earnings (accumulated deficit)	(59,022,349)	(13,000,303)
Treasury stock (300,000 shares)	(480,000)	-
Total stockholders’ equity	22,212,743	64,752,824
Total liabilities and stockholders’ equity	$66,713,688	$110,330,609

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

For The Nine Months Ended September 30, 2014 and the Period April 20 through September 30, 2013

Consolidated Statements of Comprehensive Income (Loss)

	Successor	Successor	Predecessor
	Company	Company	Company
	Nine Months Ended September 30, 2014	April 20, 2013 Through September 30, 2013	February 1, 2013 Through April 19, 2013
	(Unaudited)	(Unaudited)
Revenue:
Advertising	$10,989,894	$9,565,274	$-
Products	9,976,720	10,529,906	2,239,236
Maintenance and content services	12,044,494	5,805,021	3,594,520
Professional services	6,053,823	4,732,649	1,323,559
Total Revenue	39,064,931	30,632,850	7,157,315

Cost of Revenue:
Advertising	8,581,701	6,707,899	-
Products	7,411,693	6,990,780	1,498,135
Maintenance and content services	2,210,373	1,445,773	611,692
Professional services	4,393,966	2,542,140	861,640
Cost of Revenue – products and services	22,597,733	17,686,592	2,971,467
Loss on long-term contract	1,373,371	-	-
Total Cost of Revenue	23,971,104	17,686,592	2,971,467
Gross Profit	15,093,827	12,946,258	4,185,848

Operating expenses:
Sales and marketing	14,776,478	7,675,656	1,729,871
General and administrative	13,617,293	6,504,162	1,739,348
Research and development	3,114,219	1,711,010	512,985
Acquisition expenses	378,193	1,995,250	3,143,251
Depreciation and amortization	5,398,978	2,971,620	140,293
Impairment of intangible assets and goodwill	24,421,849	-	-
Total operating expenses	61,707,010	20,857,698	7,265,748
Operating income (loss)	(46,613,183)	(7,911,440)	(3,079,900)
Other Income (Expense):
Warrant liability income (expense)	182,889	(1,829,333)	-
Interest expense and other – net	(1,194,967)	(1,695,988)	(14,553)
Income (loss) before income taxes	(47,625,261)	(11,436,761)	(3,094,453)
Income tax expense (benefit)	(1,603,215)	-	(540,897)
Net income (loss)	(46,022,046)	(11,436,761)	(2,553,556)
Other comprehensive income (loss) -
Foreign currency translation adjustments	(98,204)	191,818	(121,144)
Total comprehensive income (Loss)	$(46,120,250)	$(11,244,943)	$(2,674,700)

Net income(loss) per share:
Basic and dilutive net income (loss) per share of Common Stock	$(3.79)	$(1.46)	$-
Basic and dilutive net income (loss) per share of Class L Common Stock	$-	$-	$(2.55)
Basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock	$-	$-	$-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Common Stock	12,151,630	7,824,059	-
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class L Common Stock	-	-	1,000,000
Weighted average shares used in computing basic and dilutive net income (loss) per share of Class A Non-Voting Common Stock	-	-	68,889

See accompanying notes to consolidated financial statements

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Income (Loss)

For The Three Months Ended September 30, 2014 and 2013

	Successor Company	Successor Company
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(Unaudited)	(Unaudited)
Revenue:
Advertising	$3,572,657	$4,308,717
Products	4,387,418	5,460,746
Maintenance and content services	4,140,207	3,232,466
Professional services	1,813,134	2,580,894
Total Revenue	13,913,416	15,582,823
Cost of Revenue:
Advertising	2,791,791	3,352,016
Products	2,989,925	3,729,288
Maintenance and content services	694,289	873,340
Professional services	1,308,998	1,344,836
Cost of Revenue – products and services	7,785,003	9,299,480
Adjustment of loss on long-term contract	(2,756,733)	-
Total Cost of Revenue	5,028,270	9,299,480
Gross Profit	8,885,146	6,283,343
Operating expenses:
Sales and marketing	4,140,374	4,324,370
General and administrative	3,126,949	3,888,646
Research and development	994,182	904,610
Acquisition expenses	378,193	789,653
Depreciation and amortization	1,598,160	1,679,344
Impairment of intangible assets and goodwill	17,176,490	-
Total operating expenses	27,414,348	11,586,623
Operating income (loss)	(18,529,202)	(5,303,280)
Other Income (Expense):
Warrant liability income (expense)	771,898	2,090,667
Interest expense and other – net	(1,080,276)	(949,671)
Income (loss) before income taxes	(18,837,580)	(4,162,284)
Income tax expense (benefit)	(1,274,355)	-
Net income (loss)	(17,563,225)	(4,162,284)
Other comprehensive income -
Foreign currency translation adjustments	(199,992)	178,661
Total comprehensive income (loss)	$(17,763,217)	$(3,983,623)
Net income (loss) per share:
Basic and diluted net income (loss) per share of Common Stock	$(1.45)	$(.46)
Weighted average shares used in computing basic and diluted net income (loss) per share of Common Stock	12,132,973	9,028,083

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2014 and the Period April 20 through September 30, 2013

	Successor	Successor	Predecessor
	Company	Company	Company
	Nine Months	April 20, 2013	February 1, 2013
	Ended	Through	Through
	September 30,	September 30,	April 19,
	2014	2013	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(46,022,046)	$(11,436,761)	$(2,553,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,398,978	2,971,620	140,293
Change in warrant liability	(182,889)	1,829,333	-
Impairment of intangible assets and goodwill	24,421,849	-	-
Stock-based compensation	1,483,214	557,641	-
Non-cash treasury stock	(480,000)	-	-
Non-cash loan origination fees	171,483	249,650	-
Non-cash consulting fees	384,750	80,000	-
Non-cash directors’ fees	116,464	-	-
Interest capitalized as debt	-	135,000	-
Deferred tax (benefit)	(212,029)	-	(12,294)
Changes in operating assets and liabilities:
Accounts receivable	11,166,670	(2,608,668)	2,846,332
Inventory	1,713,337	(295,315)	(488,722)
Other current assets	31,056	(188,155)	(154,529)
Other assets, net	10,929	(34,994)	12,572
Accounts payable	(3,236,706)	(159,338)	(2,978,808)
Accrued liabilities	2,110,418	(1,435,808)	(767,991)
Deferred revenue	(1,667,397)	378,732	(372,579)
Net cash provided by (used in) operating activities	(4,791,919)	(9,957,063)	(4,329,282)
Cash flows from investing activities:
Acquisition of Symon Holdings Corporation	-	(209,079)	-
Purchases of property and equipment	(2,299,624)	(775,055)	(86,470)
Net cash provided by (used in) investing activities	(2,299,624)	(984,134)	(86,470)

Cash flows from financing activities:
Proceeds from debt	4,000,000	-	-
Proceeds from stock	-	39,115,785	-
Repayment of debt	-	(10,943,590)	-
Net cash provided by (used in) financing activities	4,000,000	28,172,195	-

Effect of exchange rate changes on cash	(98,204)	230,758	(121,144)

Net increase (decrease) in cash and cash equivalents	(3,189,747)	17,461,756	(4,536,896)

Cash and cash equivalents, beginning of period	8,235,566	10,824,943	10,203,169

Cash and cash equivalents, end of period	$5,045,819	$28,286,699	$5,666,273

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,114,699	$1,247,465	$2,053
Cash paid during the year for income taxes	$68,670	$-	$150,000

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

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet at December 31, 2013 and the Statements of Comprehensive Income and Cash Flows for the Successor Company for the period April 20 through September 30, 2013, the Statements of Comprehensive Income and Cash Flows for the Predecessor Company for the period February 1, 2013 through April 19, 2013 have been derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes there to. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. The allowance for doubtful accounts was $227,380 at September 30, 2014 and $241,535 at December 31, 2013. As of September 30, 2014 and December 31, 2013, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Writeoffs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013

Raw Materials	$384,627	$535,830
Finished Goods	2,535,249	4,097,383
Total	$2,919,876	$4,633,213

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

In the second quarter of 2014, as a result of the continued decline in the Company’s stock price, coupled with lower than anticipated operating results for the quarter ended June 30, 2014 and a change in the estimate of future operating results for the Media unit, goodwill was tested for impairment as of June 30, 2014. The Company engaged an independent specialist to assist in determining if goodwill was impaired at June 30, 2014. Based on the impairment testing performed, it was determined that goodwill of the Media unit was impaired and the Company recorded an impairment charge of $1,332,359 at June 30, 2014. This impairment is reflected in Note 4.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the third quarter of 2014, as a result of another decline in the Company’s stock price, coupled with lower than anticipated operating results for the quarter ended September 30, 2014, the employment of a new Chief Executive Officer and a new Chief Revenue Officer for the Media unit, turnover in the Media unit’s sales team, and a change in the estimate of future operating results for the Media unit, goodwill was again tested for impairment as of September 30, 2014. The Company engaged an independent specialist to assist in determining if goodwill was impaired at September 30, 2014. Based on the impairment testing performed, it was determined that goodwill of the Media unit was impaired and the Company recorded an impairment charge of $7,129,000 at September 30, 2014. This impairment charge was equal to the remaining carrying value of goodwill at the Media unit and is reflected in Note 4.

The impairment testing concluded there was no impairment of goodwill at the Enterprise unit. The Enterprise unit’s fair value exceeded its carrying value by $3,815,000 or 9.8%. The Company’s impairment analysis contained certain assumptions, such as the discount rate, that are subject to change. Changes in the assumptions could have a material impact on the impairment analysis.

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

In the third quarter of 2014, as a result of another decline in the Company’s stock price, coupled with lower than anticipated operating results for the quarter ended September 30, 2014, the employment of a new Chief Executive Officer and a new Chief Revenue Officer for the Media unit, turnover in the Media unit’s sales team,  and a change in the estimate of future operating results for the Media unit, intangible assets were tested for impairment as of September 30, 2014. The Company engaged an independent specialist to assist it in determining if intangible assets were impaired at September 30, 2014. Based on the impairment testing performed, it was determined that the intangible assets of the Media unit were impaired and the Company recorded an impairment charge of $10,047,490. This impairment charge was equal to the remaining carrying value of intangible assets at the Media unit and is reflected in Note 4.

The impairment testing concluded there was no impairment of intangible assets at the Enterprise reporting unit at June 30, 2014 or at September 30, 2014. Changes in the assumptions could have a material impact on the impairment analysis.

The Company’s Intangible Assets are amortized as follows:

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

There was no impairment of long-lived assets at September 30, 2014 and December 31, 2013.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized. It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amount (see Note 6). U.S. income taxes have not been provided on $4.1 and $3.9 million of undistributed earnings of foreign subsidiaries as of September 30, 2014 December 31, 2013, respectively. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

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

Fair Value Measurements

The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels defined as follows:

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Inputs are unobservable for the asset or liability.

As part of its testing of goodwill and intangible assets for impairment, the Company fair values all of its assets and liabilities, many of which were based on discounted cash flows analysis and forecasted future operating results which represent Level 3 inputs. In addition, the Company values its warrant liability at the end of each period based on Level 2 inputs.

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $446,638 and $1,696,475 held in foreign countries as of September 30, 2014 and December 31, 2013, respectively, were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at September 30, 2014 and December 31, 2013 that had a dilutive effect on net income (loss) per share.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired consist of the following:

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Machinery and equipment	$2,869,567	$2,058,217
Furniture and fixtures	1,034,647	1,019,082
Software	705,796	567,900
Leasehold improvements	1,827,221	492,408
	6,437,231	4,137,607
Less accumulated depreciation and amortization	1,496,215	588,622
Property and equipment, net	$4,941,016	$3,548,985

Depreciation expense for the nine months ended September 30, 2014 was $907,593. Depreciation expense for the period April 20 through June 30, 2013 was $127,431 and for the period February 1 through April 19, 2013 was $130,771. Depreciation expense for the three months ended September 30, 2014 and 2013 was $326,775 and $202,708, respectively.

4. Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets, resulted from the valuation related to the acquisitions of RMG and Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”. As a result, the basis of the net assets and liabilities of RMG and Symon were adjusted to reflect their fair values and the appropriate amount of goodwill was recorded for the consideration given in excess of the fair values assigned to the net identifiable assets. The carrying value of goodwill and certain intangible assets has subsequently been reduced due to an impairment charge of $8,461,359 and $15,960,490, respectively.

The carrying amount of goodwill for the Enterprise unit was $20,798,027 and $20,181,039 at September 30, 2014 and December 31, 2013, respectively. The carrying amount of goodwill for the Media unit was $0 and $8,461,359 at September 30, 2014 and December 31, 2013, respectively. The carrying value of goodwill for the Media unit has been completely written off in 2014 in connection with impairment charges discussed in Note 1.

The following table shows the carrying amount of goodwill:

	September 30, 2014	December 31, 2013
Balance - beginning	$28,642,398	$-
Goodwill resulting from acquisitions occurring in April 2013	-	28,642,398
Purchase price accounting adjustment	616,988	-
Impairment	(8,461,359)	-
Balance - ending	$20,798,027	$28,642,398

The carrying value of the Company’s intangible assets at September 30, 2014 were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Charge for Impairments	Net carrying Amount
Software and technology	5	$9,200,000	$(2,668,000)	$(1,136,000)	$5,396,000
Customer relationships	8	22,200,000	(3,916,921)	(5,428,704)	12,854,375
Partner relationships	10	8,800,000	(1,201,714)	(7,598,286)	-
Tradenames and trademarks	10	1,700,000	(246,500)	(1,453,500)	-
Covenant not-to-compete	2	1,150,000	(726,250)	(344,000)	79,750
Customer order backlog	1	400,000	(400,000)	-	-
Total		$43,450,000	$(9,159,385)	$(15,960,490)	$18,330,125

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of the Company’s intangible assets at December 31, 2013, were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount
Software and technology	5	$9,200,000	$(1,288,000)	$7,912,000
Customer relationships	8	22,200,000	(1,942,500)	20,257,500
Partner relationships	10	8,800,000	(616,000)	8,184,000
Tradenames and trademarks	10	1,700,000	(119,000)	1,581,000
Covenant not-to-compete	2	1,150,000	(402,500)	747,500
Customer order backlog	1	400,000	(300,000)	100,000
Total		$43,450,000	$(4,668,000)	$38,782,000

Amortization expense for the nine months ended September 30, 2014 was $4,491,385. Amortization expense for the period April 20 through June 30, 2013 was $1,164,845 and for the period February 1 through April 19, 2013 was $9,522. Amortization expense for the three months ended September 30, 2014 and 2013 was $1,271,385 and $1,476,564, respectively.

Future amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

2014 (remainder)	$906,875
2015	3,526,000
2016	3,482,500
2017	3,482,500
2018	2,418,500
Thereafter	4,513,750
Total	$18,330,125

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

The Senior Credit Agreement provided for a five-year $24 million senior secured term loan facility (the “Senior Credit Facility”), which was funded in full on April 19, 2013. The Senior Credit Facility is guaranteed jointly and severally by the Guarantors, and is secured by a first-priority security interest in substantially all of the existing and future assets of the Loan Parties (the “Collateral”), except for the accounts receivable of the company’s Media business segment which are pledged as collateral for the Company’s Revolving Accounts Receivable Borrowing Facility.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Junior Credit Agreement contained substantially the same representations and warranties, affirmative and negative covenants and financial covenants as the Senior Credit Agreement, except that the permitted baskets in the Junior Credit Agreement were generally higher than under the Senior Credit Agreement, and the financial covenant requirements and ratios were 15% looser than under the Senior Credit Agreement. In addition, the Junior Credit Agreement included additional covenants intended to ensure that any Junior Lender that is a small business investment company complies with the applicable rules and regulations of the Small Business Administration, including a covenant granting the Junior Lenders Board of Director observation rights.

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

Pursuant to the terms of Second Amendment, the Term Loan Facility bore interest at a rate per annum equal to the Base Rate plus 6.25% or the LIBOR Rate plus 7.5%, at the election of the Borrowers. The Company was no longer required to make quarterly principal amortization payments, and the entire unpaid portion of the Term Loan Facility was due on the termination date (April 19, 2018). The Second Amendment also included, among other things, revisions to the financial covenants contained in the Senior Credit Agreement.

The covenants included requirements that the Company must achieve specified levels of consolidated EBITDA and must maintain a minimum fixed charge coverage ratio, which requirements are tested quarterly (beginning with the quarter ending December 31, 2014). There was also a limit on the amount of capital expenditures in any fiscal year. In addition, the Company was required to maintain Specified Coverage Assets, consisting of eligible receivables and unrestricted cash, equal to or exceeding the outstanding principal balance of the loan. The Company could not have less than $1,500,000 of unrestricted cash at any time. Failure to comply with these or other covenants resulted in an event of default. In the event of any default, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on the Company's assets. The Company was in compliance with its debt covenants at December 31, 2013.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the amendment, the Company’s former senior lender, Comvest Capital II, L.P., sold its interest in the Senior Credit Facility to a new lender group that includes the Company’s Executive Chairman and the Company’s largest shareholder. After acquiring the Senior Credit Facility, the new lender group entered into a Third Amendment to the Credit Agreement and funded the $4,000,000 increase in the Senior Credit Facility.

6. Sale of Accounts Receivable

In September 2014, the Company entered into an agreement with a third party (the “Purchaser”) under which the Company will, from time to time, sell specific accounts receivable to the Purchaser. The Purchaser has agreed to advance to the Company 85% of the total value of the purchased accounts, up to a maximum of $3,000,000. The Company will receive the remaining 15% of the total value of the purchased accounts upon the collection of the full amount of the purchased accounts. All customer payments of the purchased accounts are made to a lock-box controlled by the Purchaser. The Company pays interest to the Purchaser on the total amount of cash advances that have not been repaid at the rate of prime plus 1%; however, the interest rate can never be less than 4.25%. In addition, the Company pays the Purchaser a service charge of 2% on each cash advance.

The purchased accounts are sold by the Company to the Purchaser with full recourse and, in the event the purchased accounts are not fully repaid, the Company is liable for the unpaid portion of the purchased accounts. At September 30, 2014 the amount of unpaid purchased accounts was $860,562. The Company has collateralized the agreement by granting the Purchaser a security interest in the total receivables of its Media business segment.

7. Income Taxes

The Company recognized a loss before provision for income taxes for the nine months ended September 30, 2014; however, no tax benefit related to the loss has been recognized because the realization of the tax benefit is uncertain. The Company has also recorded a valuation allowance equal to 100% of the potential tax benefit applicable to its total net operating loss carry forwards at September 30, 2014 of $23,914,120 because the realization of the tax benefit is uncertain. In addition, the Company has recorded valuation allowances for certain other deferred tax items.

The Company’s position with respect to its deferred tax assets and liabilities is a very complex matter due to the fact that the Company’s financial results have created uncertainty as to the future realization of the deferred tax assets and liabilities. As a result, the Company has commenced an in-depth analysis of its deferred tax assets and liabilities and expects to utilize the services of independent tax consultants to assist in this analysis. The Company expects to complete this analysis by December 31, 2014.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2014 and December 31, 2013, the Company had 12,467,756 and 11,920,583, respectively, outstanding shares of common stock.

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

9. Warrants

At September 30, 2014 and December 31, 2013, the Company had 9,648,719 and 13,066,067 warrants outstanding, respectively. As of September 30, 2014, 4,582,652 of these were public warrants. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share. During the nine months ended September 30, 2014, the Company redeemed 3,417,348 Public Warrants in connection with the common stock exchange discussed in Note 7.

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

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2014 and December 31, 2013, the Company has not issued any shares of preferred stock.

11. Treasury Stock

In June 2014, the Company received 300,000 shares of its common stock in settlement of a claim for damages. The stock was recorded at cost as Other Income per the guidance under ASC 450. The stock was valued at $480,000 which represents its market price on the day it was received.

12. Warrant Liability

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the "Applicable Event"). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $1,929,744 at September 30, 2014 and $4,573,123 at December 31, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Income (Loss).

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

The following table presents information about the Company's warrant liability that is measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liability:
December 31, 2013	$4,573,123	-	$4,573,123	-
March 31, 2014	$6,754,103	-	$6,754,103	-
June 30, 2014	$2,701,641	-	$2,701,641	-
September 30, 2014	$1,929,743	-	$1,929,743	-

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

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

In addition, the Company leases office space in London, England under a lease agreement that expires in August 2016; in Dubai, UAE under a lease agreement that expires in August 2015; and in Singapore under a lease that expires in August 2015.

Future minimum rental payments under these leases are as follows:

Amount
Fiscal year ending December 31:
2014 (remainder)	$392,329
2015	2,098,582
2016	1,802,041
2017	1,548,287
2018	1,318,652
Thereafter	6,428,572
$13,588,463

Total rent expense under all operating leases for the nine months ended September 30, 2014 was $1,646,111. Total rent expense for the period April 20 through June 30, 2013 was $346,768, and for the period February 1 through April 19, 2013 was $102,704. Total rent expense for the three months ended September 30, 2014 and 2013 was $513,164 and $453,014, respectively.

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the year ending December 31:

Capital Leases
2014	$58,764
2015	232,664
2016	230,274
2017	86,226
Total minimum lease payments	607,928
Less amount representing interest	(54,334)
Present value of capital lease obligations	553,594
Less current portion	(202,346)
Non-current portion	$351,248

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

Revenue Share Commitments

The Company has entered into revenue sharing agreements with certain business partners, requiring the Company to make minimum yearly revenue sharing payments.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under these agreements consist of the following amounts for the years ending December 31:

2014 (remainder)	$1,067,000
2015	4,620,000
Total minimum revenue share commitments	$5,687,000

During the three-month period ended September 30, 2014, the Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11,500,000 if certain terms and conditions are met in the future. As a result, the remaining minimum revenue sharing commitment is not included in the table above.

Legal proceedings -

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any claims that would have a material effect on the Company’s financial position, results of operations or cash flows.

14. Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2014	December 31, 2013
Professional fees	$642,091	$460,924
Accrued sales commissions	446,910	619,186
Accrued bonuses and severance	11,043	467,701
Accrued capital expenditures	749,571	828,716
Taxes payable	313,254	(279,391)
Accrued expenses	753,018	807,884
Accrued interest	-	100,480
Other	873,230	1,505,348
Total	$3,789,117	$4,510,848

15. Geographic Information

Revenue by geographic area are based on the deployment site location of end-user customers. Substantially all of the revenue from North America are generated from the United States of America. Geographic area information related to revenue from customers is as follows:

	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
Region	Nine Months Ended September 30, 2014	April 20 Through September 30, 2013	February 1 Through April 19, 2013	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

North America	$28,250,933	$22,364,518	$5,137,363	$9,945,990	$12,314,246
International -
United Kingdom	5,487,772	4,299,283	911,879	2,068,263	1,550,767
Middle East	2,389,847	2,046,957	485,712	817,746	1,019,714
Europe	2,009,514	1,741,873	616,710	737,395	561,051
Other	926,865	180,219	5,652	344,022	137,045
Total International	$10,813,998	$8,268,332	$2,019,953	$3,967,426	$3,268,577

Total	$39,064,931	$30,632,850	$7,157,315	$13,913,416	$15,582,823

The vast majority of the Company's long-lived assets are located in the United States.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Unaudited Pro- Forma Operating Income for the Nine Months Ended September 30, 2014 and 2013

The following table presents Unaudited Pro-Forma Operating Income (Loss) for the Company for the nine months ended September 30, 2014 and 2013 based on the assumption that both RMG and Symon had been acquired on January 1, 2012. These results are not, however, intended to reflect actual operations of the Company had the acquisitions occurred on January 1, 2012. Operating expenses do not included any acquisition related expenses. In addition, Revenue has been adjusted to reflect the reclassification of certain charges (reductions) of Revenue that were required under GAAP. These reductions of Revenue have been reclassified as Cost of Revenue in order to more accurately reflect Revenue, Cost of Revenue, and Gross Margin. This reclassification does not affect Gross Profit or Operating Income (Loss). The analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

●	Amortization expense includes amortization of the fair value Intangible Assets that were acquired.
●	Revenues have been reduced due to an adjustment of deferred revenue existing at the acquisition date to market value at the acquisition date.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenue	$43,094,284	$49,932,797
Cost of Revenue	27,422,458	26,668,082
Gross Profit	15,671,826	23,264,715
Operating Expenses	61,086,182	33,083,865
Operating Income (Loss)	(45,414,356)	(9,819,150)

During the nine months ended September 30, 2014, Cost of Revenue includes a charge of $3,443,267 related to a loss recorded on a long-term contract and Operating Expenses include a charge of $24,421,849 related to the impairment of intangible assets and goodwill. Amounts shown for 2013 have been updated to include the financial results of the holding company which were previously excluded. The financial results of the holding company are included in the amounts shown for 2014.

17. Equity Incentive Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan is administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, to designate the amount, type and other terms and conditions of such awards and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 options to its employees. 291,666 of these stock options have been subsequently cancelled. These options have an exercise price of $8.10 and vest over a three-year period. The cost associated with these options for the nine months and the three months ended September 30, 2014 was $1,199,152 and $39,473, respectively. These amounts are net of a credit of $291,076 related to the cancellation of certain stock options during the three months ended September 30, 2014. The unamortized cost of these options at September 30, 2014 was $3,103,916 to be recognized over a weighted-average life of 1.0 years. The unamortized cost of these options at December 31, 2013 was $4,467,863. At September 30, 2014, 565,000 of these options were exercisable. At December 31, 2013, none of these options were exercisable. There was no intrinsic value associated with these options as of September 30, 2014 and December 31, 2013. The weighted-average remaining contractual life of the options outstanding is 8.8 years.

The Company estimated the fair value of the stock-based rights granted to employees in 2013 using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 6.0 years, expected volatility of 48.9%, dividend yield of 0%, and risk-free interest rate of 1.97%. The average fair value of options granted during 2013 was $3.91.

On August 13, 2013 the Company granted its Chief Executive Officer 350,000 shares of common stock under the 2013 Plan. The shares had a three-year vesting period beginning in April 2014. On July 22, 2014 the CEO resigned. In connection with his resignation, the CEO received 100,000 shares of common stock that had vested and the remaining unvested restricted stock grant was forfeited. The cost associated with the restricted stock grant for the nine months ended September 30, 2014 was $305,613. In connection with the cancellation of the restricted stock grant, the Company reversed $334,825 of previously recorded stock-based compensation charges. The reversal of these charges resulted in a net credit to stock-based compensation expense of $278,545 for the three months ended September 30, 2014.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 22, 2014 the Company awarded 500,000 options to its new CEO under the 2013 Plan. These options have an exercise price of $2.45 and vest over a 3.5 year period. The cost associated with these options for the three months ended September 30, 2014 was $34,730. The unamortized cost of these options at September 30, 2014 was $590,270 to be recognized over a weighted-average life of 2.0 years. At September 30, 2014, none of these options were exercisable and there was no intrinsic value associated with these options. The weighted-average remaining contractual life of the options outstanding is 9.8 years.

The Company estimated the fair value of the stock-based rights granted to its new CEO in 2014 using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 6.75 years, expected volatility of 48.9%, dividend yield of 0%, and risk-free interest rate of 1.98%. The average fair value of options granted to the new CEO was $1.25.

18. Related Party Transactions

In August 2013 the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant"), an entity managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960,000 when issued in August 2013. The value of the common stock is being amortized over the term of the agreement and related charges to operations for the nine months and three months ended September 30, 2014 were $384,750 and $120,000, respectively. The unamortized value of the common stock was $400,000 and $784,750 at September 30, 2014 and December 31, 2013, respectively. The unamortized balance of the common stock at September 30, 2014 is included in other current assets. $480,000 of the unamortized value of the common stock at December 31, 2013 is included in other current assets. The remainder of the unamortized balance of the common stock at December 31, 2013 is included in other assets. Under the Agreement, the Consultant also receives an annual services fee of $50,000.

In addition, the Company provides consulting services to an entity owned by Mr. Wilson for which it has recognized related consulting fees during the nine months and three months ended September 30, 2014 of $400,000 and $112,500, respectively.

The Company also had an agreement with a company owned by a board member under which it paid $15,000 a month for public relations services. This agreement was terminated on June 30, 2014. Under this agreement the Company incurred charges for the nine months ended September 30, 2014 of $90,000.

As discussed in Note 5, the Company's former senior lender sold its interest in the Company's Senior Credit Facility to a new lender group that included the Company's Executive Chairman and largest shareholder. Interest expense paid to the new lender group was $308,000 during the three months ended September 30, 2014.

19. Loss on Long-Term Contract

In 2013 the Company entered into a long-term contract with a partner under which it agreed to share revenue generated under the contract with the partner. The revenue sharing arrangement included minimum annual guarantees payable to the partner over the term of the contract.

During the second quarter of 2014, the Company updated its analysis of the long-term contract. Based on results to date and an estimate of revenue to be generated in the future under the contract, the Company determined that sufficient revenue would not be generated under the contract for it to meet its minimum annual guarantees of revenue sharing to its partner. As a result, the Company recorded a $6,200,000 loss on the long-term contract at June 30, 2014 which represented the amount it expected the total minimum annual guarantees payable to the partner would exceed the revenue generated under the contract. The loss on the long-term contract was recorded as follows:

Cost of Revenue - Loss on Long-Term Contract	$4,130,104
Revenue reduction	2,069,896
Total	$6,200,000

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter, the Company and its partner renegotiated the contract and agreed to significant changes in the contract which include, among other things, reductions in the minimum annual revenue-sharing guarantees if certain terms and conditions are met. In connection with amending the agreement, the Company granted its partner a subordinated security interest in the accounts receivable of its Enterprise business segment.  This security interest is subordinate to the security interest granted to its lenders under the Senior Credit Agreement. As a result of the agreed changes to the contract and the Company’s expectation that the terms and conditions contained in the amended agreement will be met by both parties, the Company now estimates that the loss on the long-term contract will be less than previously recorded. Consequently, the Company has recorded a credit to Cost of Revenue – loss on long-term contract of $2,756,733 during the three months ended September 30, 2014.

20. Segment Reporting

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

An analysis of the two reporting business segments follows:

	Successor Company		Successor Company		Predecessor Company
	Nine Months Ended September 30, 2014		April 20, 2013 Through June 30, 2013		February 1, 2013 Through June 30, 2013
	Media	Enterprise	Media	Enterprise	Media	Enterprise

Revenue	$10,989,894	$28,075,037	$5,556,557	$9,493,470	-	$7,157,315
Cost of Revenue	9,955,072	14,016,032	3,355,883	5,031,229	-	2,971,467
Gross Profit	1,034,822	14,059,005	2,200,674	4,462,241	-	4,185,848
Gross Profit %	9.4%	50.1%	39.6%	47.0%	-	58.5%

	Successor Company		Successor Company
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Media	Enterprise	Media	Enterprise

Revenues	$3,572,657	$10,340,759	$4,308,717	$11,274,106
Cost of Revenues	35,058	4,993,212	3,352,016	5,947,464
Gross Profit	3,537,599	5,347,547	956,701	5,326,642
Gross Profit %	99.0%	51.7%	22.2%	47.2%

For the nine months ended September 30, 2014, the Media segment’s Cost of Revenue includes a charge of $1,373,371 related to an estimated loss recognized on a long-term contract. Without the inclusion of this loss, the Media segment’s gross margin for the nine months ended September 30, 2014 was 21.9%.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period February 1, 2013 through April 19, 2013, the Enterprise segment realized a gross margin of 58.5%. The Predecessor Company consisted only of the Enterprise segment during this period, and, as a result, there were no advertising segment revenues on which the Company realizes a lower gross margin.

For the three months ended September 30, 2014, the Media segment's Cost of Revenue includes a credit of $2,756,733 related to a change in the estimated loss recognized on a long-term contract. Without the inclusion of the change in the estimated loss, the Media segment's gross margin for the three months ended September 30, 2014 was 21.9%.

21. Subsequent Event and Liquidity

On November 13, 2014, the Company amended the size of its Senior Credit Facility by two million dollars to 14 million dollars. Unless the Company is able to increase its revenues or decrease its operating expenses from recent historical run-rate levels, management expects that the Company will need to obtain additional capital over the next twelve months to fund its planned operations. The Company is currently in active discussions regarding a number of potential capital raising alternatives and, while we have no firm commitment at this time, we expect that we will be able to secure additional capital that will permit us to support our planned operations. There is no assurance, however, that we will be able to obtain additional capital on acceptable terms, or at all. If we fail to obtain additional capital, we will encounter significant difficulties in funding our planned operations and may be unable to meet our debt obligations under our credit facility.

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

●	Acquisition expenses are comprised of the following:
■	Professional fees paid to attorneys, accountants, consultants and other professionals in connection with the acquisitions of RMG and Symon.
■	All costs associated with integrating and restructuring the operations of the acquired companies.
■	Expenses incurred by the Company prior to the acquisitions while still a development stage company.
●	Depreciation and amortization costs include depreciation of the Company’s office furniture, fixtures and equipment and amortization of intangible assets.
●	Impairment of intangible assets and goodwill.

Given the nature of the formation of the Company, its financial results are required to be reported on a basis that includes the three companies’ (RMG Networks Holding Corporation, RMG and Symon) operations and for different time periods.

Results of Operations

Comparison of the nine months ended September 30, 2014 to the period April 20, 2013 through September 30, 2013

As discussed above, the Company acquired RMG on April 8, 2013 and Symon on April 19, 2013. The financial statements for the nine months ended September 30, 2014 include the results of operations of RMG Networks, RMG, and Symon (the “Successor Company”) for the entire nine-month period. The financial statements for the period April 20 through September 30, 2013 present the operations of the Successor Company for only 164 days. As a result, the financial results shown are not generally comparable on a meaningful basis.

	Successor	Successor
	Company	Company
		April 20,
	Nine Months	2013
	Ended	through
	September 30,	September 30,	Change
	2014	2013	Dollars	%
Revenue	$39,064,931	$30,632,850	$8,432,081	27.5%
Cost Of Revenue	23,971,104	17,686,592	6,284,512	35.5%
Gross Profit	15,093,827	12,946,258	2,147,569	16.6%
Operating Expenses -
Sales and marketing	14,776,478	7,675,656	7,100,822	92.5%
General and administrative	13,617,293	6,504,162	7,113,131	109.4%
Research and development	3,114,219	1,711,010	1,403,209	82.0%
Acquisition expenses	378,193	1,995,250	(1,617,057)	(81.0)%
Depreciation and amortization	5,398,978	2,971,620	2,427,358	81.7%
Impairment of intangible assets and goodwill	24,421,849	-	24,421,849	-
Total Operating Expenses	61,707,010	20,857,698	40,849,312	195.8%
Operating Income (Loss)	(46,613,183)	(7,911,440)	(38,701,743)	(489.2)%
Warrant liability expense	182,889	(1,829,333)	(2,012,222)	(110.0)%
Interest expense and other - net	(1,194,967)	(1,695,988)	(501,021)	(29.5)%
Income (Loss) Before Income Taxes	(47,625,261)	(11,436,761)	(36,188,500)	(316.4)%
Income Tax Expense (Benefit)	(1,603,215)	-	1,603,215	-
Net Income (Loss)	$(46,022,046)	$(11,436,761)	$(34,585,285)	(302.4)%

Revenue

Revenue was $39,064,931 and $30,632,850 for the nine months ended September 30, 2014 and for the period April 20, 2013 through September 30, 2013, respectively. This represents an $8,432,081, or 27.5%, increase. This difference in revenue is primarily due to the fact that operations for the nine months ended September 30, 2014 include revenue for the Successor Company for the entire nine-month period, while operations for the period April 20 through September 30, 2013 include revenue of the Successor Company for only 164 days.

During the nine months ended September 30, 2014 and the period April 20, 2013 through September 30, 2013, the Company’s revenue was derived as follows.

	Successor		Successor
	Company		Company
	Nine Months		April 20
	ended		through		Change
	September 30,		September
			30,
	2014	%	2013	%	Dollars	%
Revenue -
Advertising	$10,989,894	28.2%	$9,565,274	31.2%	$1,424,620	14.9%
Products	9,976,720	25.5%	10,529,906	34.4%	(553,186)	(5.3)%
Maintenance and content services	12,044,494	30.8%	5,805,021	19.0%	6,239,473	107.5%
Professional services	6,053,823	15.5%	4,732,649	15.4%	1,321,174	27.9%
Total	$39,064,931	100.0%	$30,632,850	100.0%	$8,432,081	27.5%

The fluctuations in the components of revenue between the two periods are primarily due to the same reasons as stated above with respect to total revenue. Specifically, operations for the nine months ended September 30, 2014 include revenue for the Successor Company for the entire nine-month period while operations for the period April 20 through September 30, 2013 include revenue for the Successor Company for only 164 days.

The following table reflects the Company’s revenue on a geographic basis.

	Successor Company		Successor Company
	Nine Months Ended		April 20, 2013 through
Region	September 30, 2014		September 30, 2013
North America	$28,250,933	72.3%	$22,364,518	73.0%
International-
United Kingdom	5,487,772	14.1%	4,299,283	14.0%
Middle East	2,389,847	6.1%	2,046,957	6.7%
Europe	2,009,514	5.1%	1,741,873	5.7%
Other	926,865	2.4%	180,219	0.6%
Total International	10,813,998	27.7%	8,268,332	27.0%
Total	$39,064,931	100.0%	$30,632,850	100.0%

The higher level of revenue for each region for the nine months ended September 30, 2014 was primarily due to the fact that revenue for the Successor Company are included for the entire nine-month period while operations for the period April 20 through September 30, 2013 include revenue for the Successor Company for only164 days.

We believe that a better basis for comparing the Company’s financial results can be found in Note 16 to the Company’s unaudited consolidated financial statements located elsewhere in this filing that provides unaudited “pro-forma” financial results for the nine months ended September 30, 2014 and 2013. These Pro-Forma financial results present the Company’s results of operations assuming the acquisitions of RMG and Symon had occurred on January 1, 2012 and the Company had operated as a combined entity since that date. The financial results include the following entries required under GAAP purchase accounting guidelines:

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

The pro-forma financial results reflect revenue of $43,094,284 and $49,932,797 for the nine months ended September 30, 2014 and 2013, respectively.

Differences in the composition of the Company’s revenues for the two pro-forma periods are as follows:

●

Advertising revenue for the Company’s Media business unit totaled $10,989,894 and $16,819,393 for the nine months ended September 30, 2014 and 2013, respectively. This is a $5,829,499, or 34.7%, decrease. The decrease in advertising revenue was due to a decline in demand for the Company’s advertising services and a general decline in demand for advertising services in the out-of-home market.

●

Revenue from sales of products of the Enterprise Solutions business unit totaled $12,345,720 and $14,170,093 for the nine months ended September 30, 2014 and 2013, respectively. This is a $1,824,373, or 12.9%, decrease.

●

Maintenance and content services revenue for the Enterprise Solutions business unit totaled $13,017,058 and $11,875,700 for the nine months ended September 30, 2014 and 2013, respectively. This is $1,141,358, or 9.6%, increase.

●

The Company’s professional services revenue totaled $6,741,612 and $7,067,611 for the nine months ended September 30, 2014 and 2013, respectively. This is a $325,999, or 4.6%, decrease and was due to lower productivity and decreased use of third-party contractors for installation services.

Cost of Revenue

Cost of revenue totaled $23,971,104 and $17,686,592 for the nine months ended September 30, 2014 and for the period April 20, 2013 through September 30, 2013, respectively. This $6,284,512, or 35.5%, increase in cost of revenue is directly attributable to the previous explanations given for the fluctuations in revenue, i.e., the cost of revenue for the nine months ended September 30, 2014 includes the cost of revenue for the Successor Company for the entire nine-month period, while operations for the period April 20 through September 30, 2013 includes the cost of revenue of the Successor Company for only 164 days.. In addition, cost of revenue for the nine months ended September 30, 2014 includes a loss on a long-term contract of $1,373,371.

The following table summarizes the composition of the Company’s cost of revenue for the nine months ended September 30, 2014 and for the period April 20 through September 30, 2013.

	Successor		Successor
	Company		Company
	Nine
	Months		April 20
	ended		through		Change
	September		September
	30,		30,
	2014	%	2013	%	Dollars	%
Cost of Revenue -
Advertising	$8,581,701	35.8%	$6,707,899	37.9%	$1,873,802	27.9%
Products	7,411,693	30.9%	6,990,780	39.5%	420,913	6.0%
Maintenance and content services	2,210,373	9.2%	1,445,773	8.2%	764,600	52.9%
Professional services	4,393,966	18.4%	2,542,140	14.4%	1,851,826	72.8%
Loss on long-term contract	1,373,371	5.7%	-	-%	1,373,371	-%
Total	$23,971,104	100.0	$17,686,592	100.0%	$6,284,512	35.5%

The fluctuations in the components of cost of revenue between the two periods are due to the same reasons stated above with respect to total revenue. Specifically, operations for the nine months ended September 30, 2014 include the cost of revenue for the entire nine-month period, while operations for the period April 20, 2013 through September 30, 2013, include the cost of revenue for only 164 days. In addition, cost of revenue for the nine months ended September 30, 2014 includes a loss on a long-term contract of $1,373,371.

The following table reflects the Company’s gross profit and gross margins for the nine months ended September 30, 2014 and for the period April 20, 2013 through September 30, 2013:

	Successor Company		Successor Company
	Nine Months Ended		April 20, 2013 through
	September 30, 2014		June 30, 2013
	$	%	$	%
Advertising	$2,408,193	21.9%	2,857,375	29.9%
Products	2,565,027	25.7%	3,539,126	33.6%
Maintenance and content services	9,834,121	81.6%	4,359,248	75.1%
Professional services	1,659,857	27.4%	2,190,509	46.3%
	16,467,198	42.2%	12,946,258	42.3%
Loss on long-term contract	(1,373,371)	(3.5)%	-	-
Total	15,093,827	38.6%	12,946,258	42.3%

The Company’s overall gross margin for the nine months ended September 30, 2014 decreased to 38.6% from 42.3% for the period April 20, 2013 through September 30, 2013. The lower gross margin was primarily attributable to the fact that the Company’s cost of revenue for the nine months ended September 30, 2014 includes a loss on a long-term contract of $1,373,371. There was not a loss on a long-term contract in the cost of revenue for the period April 20, 2013 through September 30, 2013.

Operating Expenses

Operating expenses totaled $61,707,010 and $20,857,698 for the nine months ended September 30, 2014 and for the period April 20, 2013 through September 30, 2013, respectively. This $40,849,312 or 195.8%, increase in operating expenses is primarily attributable to the following items:

●

Operations for the nine months ended September 30, 2014 include operating expenses for the Successor Company for the entire nine-month period while operations for the period April 20 through September 30, 2013 include operating expenses for the Successor Company for only 164 days.

●	Operating expenses for the nine months ended September 30, 2014 include an impairment charge of $24,421,849 related to intangible assets and goodwill.
●

Depreciation and amortization expense for the nine months ended September 30, 2014 was $5,398,978 which was $2,427,358 higher than depreciation and amortization expense for the period April 20, 2013 through September 30, 2013. The higher depreciation and amortization expense in 2014 is primarily due to the fact that the 2014 amount is for the entire nine-month period, while the 2013 amount is only for a period of 164 days.

●

Operating expenses for the nine months ended September 30, 2014 included stock-based compensation of $1,483,214 and reorganization expenses of $579,029. Operating expenses for the period April 20, 2013 through September 30, 2013 included stock-based compensation costs of $557,641.

●

The Company also incurred significant increases in operating expenses due to expenditures made in connection with its planned growth initiatives, which includes additional sales and sales support personnel and marketing programs, and expenditures for enhanced infrastructure, i.e., systems and personnel.

A comparison of operating expenses shown in the pro-forma financial results reflects that pro-forma operating expenses totaled $61,086,182 and $34,193,160 for the nine months ended September 30, 2014 and 2013, respectively. The increase in operating expenses of $26,893,022, or 78.7%, was primarily due to the impairment charge, the higher depreciation and amortization expense, the stock-based compensation and reorganization expenses, and the expenditures made in connection with the Company’s planned growth initiatives as discussed above.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The Company recognized warrant liability income for the nine months ended September 30, 2014 of $182,889. This is a net amount and represents the costs associated with the decrease in the Company’s warrant liability for warrants that were exchanged for common stock during the first quarter of 2014 and the change in the Company’s liability for warrants that remain outstanding at September 30, 2014. The warrant liability expense for the nine months ended September 30, 2013 of $1,829,333 represents the costs associated with the increase in the Company’s warrant liability for warrants that were outstanding at September 30, 2013.

Interest and other – Net

Interest expense and other - net for the nine months ended September 30, 2014 decreased by $501,021 compared to the period April 20 through September 30, 2013. This decrease was primarily due to the following items:

●	Interest expense was less during 2014 because the Company’s debt was significantly less than in 2013.
●

Other income of $480,000 related to the receipt of 300,000 shares of the Company’s common stock in connection with a claim for damages filed by the Company. The stock was valued at $480,000 which represents its market value on the day it was received.

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

The following financial statements present the results of operations of the Successor Company for the three months ended September 30, 2014 and 2013.

	Successor	Successor
	Company	Company
	Three	Three
	Months	Months
	Ended	Ended
	September	September
	30,	30,	Change
	2014	2013	Dollars	%
Revenue	$13,913,416	$15,582,823	$(1,669,407)	(10.7)%
Cost Of Revenue	5,028,270	9,299,480	(4,271,210)	(45.9)%
Gross Profit	8,885,146	6,283,343	2,601,803	41.4%
Operating Expenses -
Sales and marketing	4,140,374	4,324,370	(183,996)	(4.3)%
General and administrative	3,126,949	3,888,646	(761,697)	(19.6)%
Research and development	994,182	904,610	89,572	9.9%
Acquisition expenses	378,193	789,653	(411,460)	(52.1)%
Depreciation and amortization	1,598,160	1,679,344	(81,184)	(4.8)%
Impairment of intangible assets and goodwill	17,176,490	-	17,176,490	-
Total Operating Expenses	27,414,348	11,586,623	15,827,725	136.6%
Operating Income (Loss)	(18,529,202)	(5,303,280)	(13,225,922)	(249.4)%
Warrant liability income (expense)	771,898	2,090,667	1,318,769	(63.1)%
Interest expense and other - net	(1,080,276)	(949,671)	130,605	13.8%
Income (Loss) Before Income Taxes	(18,837,580)	(4,162,284)	(14,675,296)	(352.6)%
Income Tax Expense (Benefit)	(1,274,355)	-	1,274,355	-
Net Income (Loss)	$(17,563,225)	$(4,162,284)	$(13,400,941)	(322.0)%

Revenue

Revenue was $13,913,416 and $15,582,823 for the three months ended September 30, 2014 and 2013, respectively. This represents a $1,669,407, or 10.7%, decrease. The decrease in revenue is primarily attributable to the fact that the Company’s Enterprise unit generated less revenue from product sales during the three months ended September 30, 2014 along with lower professional services revenue. In addition, the Company’s Media unit generated less advertising revenue during the three months ended September 30, 2014. The lower revenues were the result of lower demand for the Company’s products and services.

During the three months ended September 30, 2014 and 2013, the Company’s revenue was derived as follows.

	Successor		Successor
	Company		Company
	Three		Three
	Months		Months
	Ended		Ended		Change
	September		September
	30,		30,
	2014	%	2013	%	Dollars	%
Revenue -
Advertising	$3,572,657	25.7%	$4,308,717	27.7%	$(736,060)	(17.1)%
Products	4,387,418	31.5%	5,460,746	35.0%	(1,073,328)	(19.7)%
Maintenance and content services	4,140,207	29.8%	3,232,466	20.7%	907,741	28.1%
Professional services	1,813,134	13.0%	2,580,894	16.6%	(767,760)	(29.7)%
Total	$13,913,416	100.0%	$15,582,823	100.0%	$(1,669,407)	(10.7)%

The fluctuations in the components of revenue between the two periods are due to the same reasons as stated above with respect to total revenue.

The following table reflects the Company’s revenue on a geographic basis for the three months ended September 30, 2014 and 2013.

	Successor Company		Successor Company
Region	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
North America	$9,945,990	71.5%	$12,314,246	79.0%
International-
United Kingdom	2,068,263	14.8%	1,550,767	10.0%
Middle East	817,746	5.9%	1,019,714	6.5%
Europe	737,395	5.3%	561,051	3.6%
Other	344,022	2.5%	137,045	0.9%
Total International	3,967,426	28.5%	3,268,577	21.0%
Total	$13,913,416	100.0%	$15,582,823	100.0%

The lower level of revenue for North America for the three months ended September 30, 2014 was due primarily to the same reasons as stated above with respect to total revenue.

Cost of Revenue

Cost of revenue totaled $5,028,270 and $9,299,480 for the three months ended September 30, 2014 and 2013, respectively. This $4,271,210, or 45.9%, decrease in cost of revenue is primarily attributable to a $2,756,733 positive adjustment to the loss on a long-term contract that was recorded in the three months ended September 30. There was no similar item in the three months ended September 30, 2013.

The following table summarizes the composition of the Company’s cost of revenue for the three months ended September 30, 2014 and 2013.

	Successor		Successor
	Company		Company
	Three		Three
	Months		Months
	ended		Ended		Change
	September		September
	30,		30
	2014	%	2013	%	Dollars	%
Cost of Revenue -
Advertising	$2,791,791	55.5%	$3,352,016	36.0%	$(560,225)	(16.7)%
Products	2,989,925	59.5%	3,729,288	40.1%	(739,363)	(19.8)%
Maintenance and content services	694,289	13.8%	873,340	9.4%	(179,051)	(20.5)%
Professional services	1,308,998	26.0%	1,344,836	14.5%	(35,838)	(2.7)%
Adjustment of loss on long-term contract	(2,756,733)	(54.8)%	-	-	(2,756,733)	-%
Total	$5,028,270	100.0%	$9,299,480	100.0%	$(4,271,210)	(45.9)%

The fluctuations in the components of cost of revenue between the two periods are due to the lower revenue for the three months ended September 30, 2014 and the adjustment to the loss on long-term contract mentioned above.

The following table reflects the Company’s gross margins for the three months ended September 30, 2014 and 2013:

	Successor Company		Successor Company
	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	$	%	$	%
Advertising	$780,866	21.9%	956,701	22.2%
Products	1,397,493	31.9%	1,731,458	31.7%
Maintenance and content services	3,445,918	83.2%	2,359,126	73.0%
Professional services	504,136	27.8%	1,236,058	47.9%
	6,128,413	44.0%	6,283,343	40.3%
Adjustment of loss on long-term contract	2,756,733	19.8%	-	-
Total	8,885,146	63.9%	6,283,343	40.3%

The Company’s overall gross margin for the three months ended September 30, 2014 increased to 63.9% from 40.3% for the three months ended September 30, 2013. The higher gross margin was primarily attributable to the positive adjustment to the loss on long-term contract recorded in 2014.

Operating Expenses

Operating expenses totaled $27,414,348 and $11,586,623 for the three months ended September 30, 2014 and 2013, respectively. This $15,827,725, or 136.6% increase in operating expenses is due primarily to the impairment of intangible assets and goodwill of $17,176,490 for the three months ended September 30, 2014. There was no impairment charge for the three months ended September 30, 2013. This 2014 impairment loss was offset somewhat by the following items:

●

Operating expenses for the three months ended September 30, 2014 and 2013 included stock-based compensation of $130,454 and $ 557,641 respectively. Stock-based compensation expense for the three months ended September 30, 2014 included a credit of $391,076 related to the cancellation of certain stock option during the period.

●	Acquisition-related expenses were $411,460 lower in 2014 compared to 2013
●

Amortization was lower in the three months ended September 30, 2014. The Company recorded an impairment charge at June 30, 2014 which reduced the carrying value of intangible assets and, as a result, lowered the ongoing amortization related to intangible assets.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The Company recorded an income credit related to the warrant liability for the three months ended September 30, 2014 of $771,898 which represented a decrease in the Company’s warrant liability at September 30, 2014. For the three months ended September 30, 2013 the Company recorded warrant liability income of $2,090,667 which represented a decrease in its warrant liability.

Interest and other – Net

Interest expense and other - net for the three months ended September 30, 2014 increased by $130,605 compared to the three months ended September 30, 2013 due primarily to expenses incurred in connection with the debt refinancing in July 2014.

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

The Company has entered into revenue sharing agreements with certain business partners that require the Company to make minimum revenue sharing payments of $1,067,000 during the remainder of 2014 and $4,620,000 in 2015. During the 3rd quarter of 2014, the Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue commitment of $11,500,000 if certain terms and conditions of the amended agreement are met in the future.

At September 30, 2014, the Company’s cash and cash equivalents balance was $5,045,819. This included cash and cash equivalents of $446,638 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

On November 13, 2014, the Company amended the size of its Senior Credit Facility by two million dollars to 14 million dollars. Unless the Company is able to increase its revenues or decrease its operating expenses from recent historical run-rate levels, management expects that the Company will need to obtain additional capital over the next twelve months to fund its planned operations. The Company is currently in active discussions regarding a number of potential capital raising alternatives and, while we have no firm commitment at this time, we expect that we will be able to secure additional capital that will permit us to support our planned operations. There is no assurance, however, that we will be able to obtain additional capital on acceptable terms, or at all. If we fail to obtain additional capital, we will encounter significant difficulties in funding our planned operations and may be unable to meet our debt obligations under our credit facility.

At September 30, 2014 and December 31, 2013 the Company had outstanding debt of $12,000,000 and $8,000,000, respectively. This debt represents the remaining balance of the borrowings the Company made in connection with the acquisition of Symon as discussed above and the additional funds borrowed when the Company refinanced its debt on November 14, 2013 and July 16, 2014.

The Company has generated and used cash as follows:

	Successor	Successor
	Company	Company
	Nine Months	April 20, 2013
	Ended	through
	September 30,	September 30,
	2014	2013
Operating cash flow	$(4,791,919)	$(9,957,063)
Investing cash flow	(2,299,624)	(984,134)
Financing cash flow	4,000,000	28,172,195

Operating Activities

The use of cash from operating activities of the Successor Company of $4,791,919 for the nine months ended September 30, 2014 is primarily due to the Company’s net loss of $46,022,046. This decrease in cash flow caused by the net loss is offset somewhat by the non-cash expenses of $5,398,978 for depreciation and amortization, $24,421,849 for impairment of intangible assets and goodwill, and $1,483,214 for stock-based compensation. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable decreased by $11,166,670 due to more focused and improved collections, a decrease in revenues, and sales of accounts receivable.
●	Inventory decreased by $1,713,337 due to better alignment of inventory with sales volume.
●	Accounts payable decreased by $3,236,706 due primarily to payment of amounts owed for equipment purchased from third-party vendors and other operating expenses.
●	Accrued liabilities increased by $2,110,418 due primarily to the accrued loss on a long-term contract.

The use of cash from operating activities of the Successor Company of $9,957,063 for the period April 20 through September 30, 2013 was primarily due to the net loss of $11,436,761 for the period. The effect of net loss on cash from operating activities was decreased by the non-cash charge for the change in the Company’s warrant liability of $1,829,333 and by the non-cash charge for depreciation and amortization for the period of $2,971,620. In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

●	Accounts receivable increased by $2,608,668 due to the very high sales level by the Enterprise Solutions business unit in September 2013.
●	Accrued liabilities decreased by $1,435,808 primarily due to the payment of professional fees related to the acquisitions.

Investing Activities

The decrease in cash from investing activities of $2,299,624 during the nine months ended September 30, 2014 was due to expenditures for property and equipment.

The decrease in cash from investing activities of $984,134 from investing activities during the period April 20 through September 30, 2013 was due to an additional payment of $209,079 in connection with the acquisition of Symon and expenditures of $775,055 for property and equipment.

Financing Activities

The increase in cash from financing activities of $4,000,000 for the nine months ended September 30, 2014 was due to the increase in debt under the refinancing arrangement in July 2014.

In August 2013, the Company completed a public offering of 5,365,000 shares of its common stock at a public offering price of $8.00 per share, less the underwriters’ discount of $0.56 per share. The Company received net proceeds of $39,115,785, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company used $10,493,590 of the net proceeds from the public offering to pay down its debt.

Incentive Stock Option Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the reservation of 2,500,000 shares of the Company’s common stock for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan is administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, and to designate the amount, type and other terms and conditions of such awards, and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In August 2013 the Company awarded 1,660,000 stock options and in July 2014 issued an additional 500,000 stock options to its employees under the 2013 Plan. 291,666 stock options have been subsequently cancelled. In August 2013 the Company issued 350,000 shares of restricted stock to its Chief Executive Officer under the 2013 Plan. The CEO resigned in July 2014 and was awarded 100,000 shares of common stock. The remaining 250,000 unvested shares were returned to Treasury.

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

As a result of a decline in the Company's stock price, coupled with lower than anticipated operating results for the quarter ended June 30, 2014 and a change in the estimate of future operating results, goodwill and intangible assets were tested for impairment as of June 30, 2014. The Company engaged an independent specialist to assist it in determining if goodwill and intangible assets were impaired at June 30, 2014. Based on this impairment testing, it was determined that there was impairment of goodwill and intangible assets. As a result, the Company recorded an impairment charge of $1,332,359 related to goodwill and an impairment charge of $5,913,000 related to intangible assets at June 30, 2014.

In the third quarter of 2014, as a result of another decline in the Company’s stock price, coupled with lower than anticipated operating results for the quarter ended September 30, 2014 and a change in the estimate of future operating results, goodwill and intangible assets were again tested for impairment as of September 30, 2014. The Company engaged an independent specialist to assist it in determining if goodwill and intangible assets were impaired at September 30, 2014. Based on the impairment testing performed, it was determined that there was impairment of goodwill and intangible assets. As a result, the Company recorded an impairment charge of $7,129,000 related to goodwill and an impairment charge of $10,047,490 related to intangible assets at September 30, 2014.

The Company’s market capitalization could fluctuate in the future. As a result, we will continue to treat this data as an indicator of possible impairment if the Company's market capitalization falls below its book value. If this situation occurs, we will perform the required detailed analysis to determine if there is impairment.

Intangible assets include software and technology, customer relationships, partner relationships, trademarks and trade names, customer order backlog and covenants not-to-compete associated with the acquisitions of RMG and Symon. The intangible assets are amortized over their estimated useful lives as follows:

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

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. The Company provides valuation allowances for deferred tax assets and liabilities to the extent their realization is uncertain.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have approximately $14.0 million in outstanding indebtedness under a senior credit facility that is secured by a first-priority security interest in substantially all of our assets. Our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lenders could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

Item 5. Other Information

On November 13, 2014, RMG Networks Holding Corporation (the “Company”) entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, dated April 19, 2013 (as subsequently amended, the “Senior Credit Agreement”), by and among it and certain of its direct and indirect domestic subsidiaries party thereto from time to time as borrowers, certain of its direct and indirect domestic subsidiaries party thereto from time to time as guarantors, the lenders party thereto (the “Lenders”) and DOOH Media Management LLC, as administrative agent for the Lenders. The Fourth Amendment increases the principal amount of the term loan thereunder (the “Term Loan”) from $12 million to $14 million. Other than such increase in the principal amount of the Term Loan, the Fourth Amendment does not modify the terms of the Senior Credit Agreement.

A copy of the Fourth Amendment is filed herewith as Exhibit 10.4 and is incorporated herein by reference. The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

Item 6.      Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Amended and Restated Bylaws (2)
10.1	Employment Agreement, dated as of July 22, 2014, by and between SCG Financial Merger I Corp. and Robert Michelson (2)
10.2	Confidential Separation Agreement and General Release, dated as of July 23, 2014, by and between the Company and Garry K. McGuire, Jr. (2)
10.3	Amendment 1 to Employment Agreement, effective as of August 1, 2014, by and between the Company and William Cole (2)
10.4	Fourth Amendment to Credit Agreement, dated November 13, 2014.
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
President and Chief Executive Officer (principal executive officer)

By:	/s/ William G. Cole
William G. Cole
Chief Financial Officer (principal financial and accounting officer)

Date: November 14, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Amended and Restated Bylaws (2)
10.1	Employment Agreement, dated as of July 22, 2014, by and between SCG Financial Merger I Corp. and Robert Michelson (2)
10.2	Confidential Separation Agreement and General Release, dated as of July 23, 2014, by and between the Company and Garry K. McGuire, Jr. (2)
10.3	Amendment 1 to Employment Agreement, effective as of August 1, 2014, by and between the Company and William Cole (2)
10.4	Fourth Amendment to Credit Agreement, dated November 13, 2014.
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.