Form 10-K
period 2014-12-31
RMG Networks Holding Corp
filed 2015-04-10
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒.

As of June 30, 2014, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $2.24 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $16.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2015, there were 12,167,756 shares of common stock of the registrant outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. You should read statements that contain these words carefully because they:

•

discuss future expectations;

•

contain projections of future results of operations or financial condition; or

•

state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•

our history of incurring significant net losses and limited operating history;

•

our need for additional financing;

•

the risk that we may not be able to enter into a definitive agreement with respect to, or to consummate, the proposed sale of our Airline Media Network business;

•

the competitive environment in the advertising markets in which we operate;

•

the risk that the anticipated benefits of any acquisitions that we may complete may not be fully realized;

•

the risk that any projections, including earnings, revenues, expenses, margins or any other financial items are not realized;

•

changing legislation and regulatory environments;

•

business development activities, including our ability to contract with, and retain, customers on attractive terms;

•

success in retaining or recruiting, or changes required in, our management and other key personnel;

•

the potential liquidity and trading of our securities;

•

the general volatility of the market price of our common stock;

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

ii

PART I

Item 1.     Business

Overview

RMG Networks helps brands and organizations communicate more effectively using location-based video networks. Through our suite of products, including media services, proprietary software, software-embedded hardware, technical services and third-party displays, we are able to build, manage and monetize intelligent visual communication solutions for consumer-facing networks, corporate networks and advertising networks. We have thousands of customers globally, which include over 70% of the Fortune 100, and we are one of the largest integrated digital signage solution providers worldwide. We are headquartered in Dallas, Texas with offices in the United States, United Kingdom, Singapore and the U.A.E.

Our RMG Enterprise Solutions business unit builds enterprise communication networks that empower organizations to visualize critical business data to better run their business in contact center, supply chain, internal communications, hospitality, retail and other applications primarily in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and for federal, state and local governments. We differentiate ourselves through dynamic business data visualization delivering real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers. The solutions we provide are designed to integrate seamlessly with a customer’s IT infrastructure and data and security environments. Our solutions are comprised of a suite of products that include proprietary software, software-embedded hardware, maintenance and support services, content and creative services, installation services and third-party displays.

Our RMG Media Networks business unit connects brands with target audiences using video advertising networks. Through this network, we engage high value and elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the RMG Airline Network and the RMG Office Network. The RMG Airline Network is a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network delivers to advertisers an audience of affluent travelers and business decision makers in a captive and distraction-free video environment. Based on information provided by our airline, airport, IFE and Wi-Fi partners, we estimate that the RMG Airline Network is comprised of approximately 90,000 IFE screens, nearly 3,000 aircraft, and over 120 airline and private terminal lounges and can reach an audience of approximately 40 million passengers per month. The RMG Office Network, which we believe is the United States’ largest in-office digital media network to engage audiences with sight, sound and motion, is located across the approximately 566 Regus, the global workplace provider, U.S. business centers including those located in large domestic business markets such as New York, Los Angeles, Chicago, Boston and San Francisco. On March 19, 2015, we announced that we have entered into a non-binding letter of intent to sell the RMG Airline Network to an unaffiliated third party. There can be no assurance that this sale will occur.

We power more than one million digital screens and end-points, and the diversity of products that we offer and our technical expertise provide our customers and partners with business data visualization solutions that differentiate us from our competitors. We are led by an experienced senior management team with a proven track record of building and successfully running and growing technology and services companies.

History

We were incorporated in Delaware on January 5, 2011 as a “blank check company” for the purpose of effecting a business combination with one or more businesses. On April 8, 2013, we consummated the acquisition of RMG, pursuant to a merger agreement, dated as of January 11, 2013, as amended, by and among us, SCG Financial Merger II Corp., RMG and Shareholder Representative Services LLC, as the Stockholder Representative. On April 19, 2013, we consummated the acquisition of Symon, pursuant to a merger agreement, dated as of March 1, 2013, by and among us, SCG Financial Merger III Corp., Symon and the securityholders’ representative named therein. As a result of the RMG and Symon acquisitions, RMG and Symon became our subsidiaries, and the business and assets of RMG, Symon and their subsidiaries are our only operations. Symon is considered to be our predecessor for accounting purposes.

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

Recent Developments

On March 19, 2015, we announced a non-binding letter of intent to sell our Airline Media Network business for $5.5 million plus the assumption of certain liabilities to an unaffiliated third party. There can be no assurance that this sale will occur.

On March 26, 2015, we issued and sold an aggregate of 250,000 shares of newly-designated Series A convertible preferred stock (the “Series A Preferred Stock”) to certain accredited investors (collectively, the “Investors”), including certain of our executive officers and directors (or affiliated entities), at a price per share of $100.00, pursuant to a Purchase Agreement dated March 25, 2015 (the “Financing”). As part of the Financing, $15 million of the shares of Series A Preferred Stock were issued and sold to White Knight Capital Management LLC and Children’s Trust C/U the Donald R. Wilson 2009 GRAT #1 (together, the “Lenders”), which entities are the lenders under the Credit Agreement, dated April 19, 2013 (as subsequently amended, the “Senior Credit Agreement”), to which the Company and certain of its subsidiaries are party, in consideration for the satisfaction and discharge of all principal amounts owed to the Lenders under the Senior Credit Agreement on a dollar-for-dollar basis. In addition, simultaneously with the closing of the Financing the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated.

The shares of Series A Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock filed by the Company on March 25, 2015 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, each share of Series A Preferred Stock shall automatically convert into 100 shares of the Company’s common stock on such date on which the stockholders of the Company approve a proposal (the “Proposal”) to permit the issuance of shares of common stock upon the conversion of the Series A Preferred Stock (the “Stockholder Approval”). The conversion price will be subject to adjustment in the event of the issuance by the Company of other securities at a price per share of less than the conversion price of the Series A Preferred Stock, or to reflect stock dividends, stock splits and other recapitalizations affecting the Common Stock. Prior to the Stockholder Approval, the shares of Series A Preferred Stock shall not be convertible. If the Stockholder Approval has not been obtained, and the outstanding shares of Series A Preferred Stock have not converted into shares of Common Stock, by the 60th day following the Closing (or by the 75th  day following the Closing if the Securities and Exchange Commission (the “SEC”) comments on the preliminary proxy materials filed by the Company in connection with seeking the Stockholder Approval), then commencing on the next business day holders of the Series A Preferred Stock will be entitled to cumulative quarterly dividends at a rate of 12% per annum calculated from the original issuance date, calculated based on a price of $100 per share (the “Stated Value”), in preference and priority to the holders of all other classes or series of the Company’s capital stock. Upon the Company’s liquidation prior to the conversion of the Series A Preferred Stock, each share of Series A Preferred Stock would participate on a pari passu basis with the holder of Common Stock (on an as-converted basis) in the net assets of the Company. Holders of Series A Preferred Stock will be entitled to vote with the holders of the Common Stock on an as-converted basis, except that the Series A Preferred Stock shall have no voting rights with respect to the Proposal. In addition, prior to the conversion of the Series A Preferred Stock the consent of the holders of at least 66% of the Series A Preferred Stock then outstanding, voting together as a class, will be required for the Company to take certain actions, including authorizing an increased number of shares of Series A Preferred Stock or any class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock, adopting a plan for liquidation, entering into a Change of Control Transaction (as such term is defined in the Certificate of Designation), entering into certain transactions with affiliates, or incurring indebtedness for borrowed money in excess of $500,000 in the aggregate (other than indebtedness incurred under the Company’s existing factoring facility). From and after the first anniversary of the Closing, the Required Holders (as defined below) will have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series A Preferred Stock, for a price per share equal to the Stated Value for such share, plus the amount of any accrued and unpaid dividends thereon. As used in the Certificate of Designation, the term “Required Holders” means each holder who, together with its affiliates, purchases at least $2.5 million of Series A Preferred Stock pursuant to the Purchase Agreement and the holders of at least a majority of the shares of Series A Preferred Stock then outstanding.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to take all action necessary to call (1) a meeting of its stockholders (the “Stockholder Meeting”) to seek the Stockholder Approval, by no later than the 60th day after the Closing (or the 75th  day after the Closing if the SEC comments on the preliminary proxy materials filed by the Company in connection with seeking the Stockholder Approval), and (2) if the Stockholder Approval is not obtained at the Stockholder Meeting, up to three additional meetings of stockholders to seek the Stockholder Approval. The Company also agreed that, subject to their fiduciary duties under applicable law, the non-interested members of the Board will recommend to the Company’s stockholders that they vote in favor of the Proposal, and take all commercially reasonable action to solicit the approval of the stockholders for the Proposal. The Company has also agreed, in addition to other covenants contained in the Purchase Agreement, not to issue any other shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock, subject to certain exceptions, for a period of 90 days following the effective date (the “Effective Date”) of the first registration statement filed pursuant to the Registration Rights Agreement (as defined below).

In connection with the Financing, on March 25, 2015 the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which the Company has agreed to prepare and file with the SEC within 30 days following the closing of the Financing a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the “Registrable Securities”), and to use commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable. If (1) the registration statement is not filed within 30 days after the closing, (2) the registration statement is not declared effective by the earlier of (A) five business days after the SEC shall have informed the Company that it will not review the registration statement or that it has no further comments on the registration statement or (B) within 90 days after the closing, (3) the registration statement ceases for any reason to be effective at any time before the Registrable Securities have not been resold for more than 20 consecutive days or a total of 45 days in any 12 month period, or (4) the Company fails to keep public information available or to otherwise comply with certain obligations such that the Investors are unable to resell the Registrable Securities pursuant to the provisions of Rule 144 promulgated under the Securities Act, then the Company shall be obligated to pay to each Investor an amount in cash, as liquidated damages and not as a penalty, equal to 1.5% of the purchase price paid by such Investor for the Shares purchased under the Purchase Agreement per month until the applicable event giving rise to such payments is cured. The Company is obligated to file additional registration statements under certain circumstances, including if the Company is not able to include all of the Registrable Securities in the initial registration statement pursuant to the provisions of Rule 415 promulgated under the Securities Act, and to pay liquidated damages, equivalent to those applicable to the initial registration statement, if certain conditions applicable to any such additional registration statement are not satisfied.

In connection with the Financing, each of Gregory H. Sachs, 2012 DOOH Investments, LLC (“DOOH”), DRW Commodities, LLC and PAR Investment Partners, L.P., which collectively (together with certain affiliated entities) beneficially own, in the aggregate, approximately 45% of our outstanding common stock, entered into a support agreement pursuant to which each agreed to vote in favor of the Proposal.

Industry

Digital Signage

We believe digital signage in business and out-of-home environments allows companies and advertisers to engage targeted audiences, such as employees and consumers, more effectively than traditional communications and advertising means. The digital signage industry is comprised of software, hardware and professional services that create solutions for business to business and advertising networks. Frost & Sullivan, in its 2013 Digital Signage Systems Market report, estimated that the market for digital signage system technology in 2013 was approximately $1.5 billion and expects the market to grow from 2012 to 2018 at a compound annual growth rate of 12.3%. Others, such as IHS, Inc. estimate that aggregate global digital signage expenditures approached $14 billion in 2014.

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

We believe that the dilution of mass media and shrinking attention spans of global consumers as a result of media clutter will lead marketers toward the digital signage medium.  This can deliver relevant messaging to a finely-targeted audience, according to Frost & Sullivan, who further indicate the branding opportunities and interactivity offered by digital signage screens boost their popularity among advertisers and network owners globally. As such, digital signage is a more effective communication medium than traditional on-premises channels, as it increases sales and saves costs through superior viewer engagement.

A key market driver that is dramatically impacting the traditional digital signage industry and driving increased utilization of digital signage solutions is a demand for real-time information. Because of increased technology enablement, both organizations and individual consumers expect information to be more available and timely. Digital signage solutions are increasingly providing organizations with multiple ways of distributing content and data instantly and can provide a richer experience if the operator’s screens include interactive touch-screen functionality.

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

Digital out-of-home advertising is a relatively new form of advertising, but is becoming an effective way for advertisers to reach their target audience in captive locations for long periods of time. The digital out-of-home advertising market accounted for a small but rapidly growing portion of the $165 billion U.S. advertising market in 2014. U.S. digital out-of-home advertising revenue grew to $1.3 billion in 2011, with a projected a 5-year compound annual growth rate of 19.5%, and is expected to grow to approximately $2.5 billion by 2017. We believe the increase in advertising spending in this medium is largely a result of better research and overall visibility of the medium and digital technology, which have enhanced the reach and the overall value proposition of digital out-of-home advertising for local, regional, national and international advertisers. PQ Media states that Digital Place-based Networks, or DPN, growth is being driven by a number of factors, including consumers spending more time consuming media outside the home, DPNs are close to the point of purchase and the media buying process.  Additionally, the corresponding audience metrics are continually improving and DPNs are resistant to the ad-skipping technology that impacts the television market.

We believe few other marketing media channels can match the value proposition that digital signage delivers: the ability to reach a mass audience with a high level of flexibility to distribute content, change messages and target specific audiences at a lower cost per impression than traditional media. To put industry growth into perspective, PQ Media predicts a 19.2% compound annual growth rate from 2011 to 2016 for Global Digital Place-based Networks. Forecasted annual industry revenues grow from $5.9 billion in 2012 to $12.3 billion for 2016 according to PQ Media’s Global Digital Out-of-Home Media Forecast 2012-2016, 5th Edition, 2012.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us for continued growth:

We provide dynamic business data visualization. Versus some digital signage solutions that only offer the capability to place a set loop of content onto one or a few display endpoints, we offer solutions to dynamically visualize critical business data and content that helps companies run their operations or communicate with target audiences more efficiently and effectively. Our technology platform and integrated solutions can interface with a customers’ disparate business systems, assemble data, apply business logic and display the output in real-time on thousands of end points across a global network, if needed.

Our products can be easily adapted to satisfy a wide array of customer applications.  Our solutions encompass a full array of key consumer-facing, corporate and advertising network types. We believe our solutions add significant value and provide a definable return on investment across a diverse set of business applications such as real-time reporting and alerting for contact centers, supply chain warehousing and manufacturing. Other enterprise uses include company news and information for employee or corporate communications. Our products are also commonly used in public-facing environments, such as retail operations, hotels, convention centers, hospitals, universities, casinos and government facilities. Our enterprise software suite incorporates leading network security features and has the flexibility to be both robust and scalable. Our solutions meet the requirements of many of the largest financial services and telecommunications companies in the United States. Our data-integration components ensure that nearly any external source can be leveraged in a solution, including databases, telephony, POS, RSS and web content, among others.

We offer comprehensive, configurable solutions and not just individual solution components.  One key to our market leadership is our robust software suite that offers flexibility for nearly any client application. This includes installations ranging from a single display to many hundreds or even thousands of end-points. This platform allows us to build, manage, maintain and monetize comprehensive visual communication solutions for our customers. To accomplish this, we approach the market with a full complement of integrated ready-to-use technologies, including our proprietary software and software-embedded appliances, and a wide range of proprietary and third-party flat screen displays, kiosks, video walls, mobile devices and other digital signage endpoints. We also provide a wide range of professional services including installation and training, software and hardware maintenance and support, creative content and advertising management. We are typically the prime source globally for technical resources for implementations that feature our proprietary software and software-embedded appliances. We maintain strong customer support groups in the United States and internationally offering around-the-clock client support. In addition, we have a full-time global team of creative artists, graphic designers and editors who develop both original and subscription content as required by customers.

We are trusted by some of the largest organizations in the world.  Some of the largest and most demanding organizations, including over 70% of Fortune 100 companies and a large percentage of Fortune 500 companies, count on our solutions every day to inform, educate and motivate their employees and customers and to build their brands. Because of our product’s ability to integrate with mission critical software applications, our solution is required to pass a higher level of security testing. We have found that add-on sales opportunities and customer longevity are very high when our hardware and software have been authorized by customers to work behind their firewalls. Being a trusted solution provider to large multi-national corporations also affords us the opportunity to efficiently cross sell throughout a customer's global footprint and sell solutions for additional application areas into a single organization.

We serve customers through a global footprint.  We have offices or personnel focused on developing business located in North America, Europe, the Middle East and Asia. We service thousands of customers worldwide and estimate that millions of people globally view our content each day on our advertising networks and at our customers’ installations. Our global presence enables us to satisfy the worldwide requirements of our multi-national customers and to pursue market opportunities in high-growth geographies outside of North America. To efficiently utilize our global footprint, we have well-established relationships with leading business partners and resellers around the world.

Targeted national advertising network. Our captive and engaged audience of business decision makers and affluent consumers is highly sought-after by advertisers because of their media consumption habits. According to the 2014 Doublebase GfK MRI weighted by Population, our IFE network audience has a median age of 45 and is nearly three times as likely to have a household income of over $200,000 per year, 72% more likely to have a professional or related occupation and 82% more likely to hold a C-level title than the average adult. We believe our ability to bring together such audiences into a single network with broad scale and reach makes our networks attractive and in demand with advertisers.

Experienced management team. Our management team has significant experience in growing technology and services companies.

Growth Strategy

Our growth strategy is to leverage and continue to build upon our past successes including through the following:

Expanding our customer base or increasing revenue potential.  We have identified and are currently pursuing numerous opportunities to expand our existing base of business or increase our revenue potential, including in our RMG Enterprise Solutions business unit:

•

Growing our presence in segments that have shown a high propensity to deploy visual communications like contact center management, supply chain management, internal communications, higher education, healthcare and customer-facing retail applications.

•

Driving technology innovation and launching new products that provide value to our customers.

•

Selling additional solutions into our large, multi-national customers and expanding the geographies in which these customers may be using our solutions.

•

Developing additional reseller channels to supplement our direct sales efforts.

•

Building upon current successes in fast-growing geographic markets such as the Middle East and expanding further into Southeast Asia to address the large and fast growing call center marketplace in the region.

and in our RMG Media Networks business unit:

•

Increasing the price points for our airline network cost per thousand impressions, or CPM. In recent years, demand for many premium media assets offered by our RMG Media Networks business unit outpaced supply, creating a shortage during prime advertising months. We believe that the highly targeted nature of our impressions, higher recall rates, ability to provide informative audience data to our advertising customers and, most importantly, the inability to turn off or skip our advertising messages will allow us to charge attractive rates. We believe that there is an opportunity for continued CPM growth, especially as our inventory utilization increases, providing a more favorable supply-demand dynamic.

•

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

•

Expanding sales on our RMG Office Network. We believe that our scalable infrastructure offers us a competitive advantage to expand this network.

Products and Solutions

RMG Networks helps brands and organizations communicate more effectively using location-based video network solutions. We offer our customers a full complement of products and services to build, manage and monetize consumer-facing networks, corporate networks and advertising networks with features and functionality that allow for rich media and business data visualization content. Our RMG Enterprise Solutions and RMG Media Networks business units provide distinct but complementary products and solutions.

RMG Enterprise Solutions

Our RMG Enterprise Solutions business unit builds and manages enterprise communication networks that empower organizations to visualize critical business data to better run their businesses. Our proprietary software platform seamlessly integrates with our customers’ existing mission critical departmental applications and offers premises-based or hosted content management, content subscription services and mobility solutions. We incorporate state of the art functionality and capabilities by working closely with leading global technology partners, developing relationships that result in access to proprietary interfaces, testing and lab environments. Our solutions portfolio, comprised of solutions for Intelligent Contact Center, Visual Internal Communications, Visual Supply Chain and consumer-facing retail, financial services, higher education and hospitality applications, is assembled from the following product components:

Enterprise Software (“ES”) is a robust software application server used to collect content from various sources, re-purpose the content according to pre-specified business rules and distribute the re-purposed content to visual solution end-points. Data Collector interfaces link ES with customers’ enterprise applications.  We have built and maintain standard and vendor proprietary data collectors for major enterprise operations systems and believe that these data collectors give us a distinct advantage by being able to deliver solutions that are operational more quickly, less expensively and with higher quality than the competition.

Media Players/Smart Digital Appliances (“SDA”) are software-embedded media players that function as the intelligent interface between our ES content engine and the visual display end-points. SDAs “pull” content and content rules and parameters from ES and then render the content on the displays according to established rules and layouts.

Design Studio (“DS”) and Design Studio Lite (“DSL”) are two offerings that are either a full-function application installed on the client’s PC (DS) or web-based (DSL) software suites used to design the look, feel, function and timing of how content is played on end-point displays. The software features a set of pre-designed templates that can be combined with external content feeds that are provided by us or other external content providers.

InView is an integrated software product to display real-time business data and other content directly on employees’ computers. InView is a messaging platform that enables real time communication of rich media, including business data, to all or a subset of connected corporate users. Automatic message delivery ensures employees are aware of critical events, for example call volumes spikes or emergency weather conditions, allowing them to quickly respond with appropriate actions to exceed established company goals.

Subscription Content Services provides syndicated “business-appropriate” news and current information, created by our editors. In addition, weather, stock information, airport flight data and over 100 ticker feeds allow clients to customize the desired output in almost any manner they require. This service is hosted by us, and it complements customers’ messaging by keeping their audience engaged with fresh news and information throughout the day.

Electronic Displays (“ED”) include a line of displays designed by us, such as SmartScreens and door displays that are architected to work seamlessly with our content management software. We also offer a large portfolio of third-party displays from some of the most recognizable brands in screen and electronic display technology.

RMG Media Networks

RMG Airline Network. We help airline partners unlock economic value from their existing assets while providing advertisers access to targeted, high-value and captive audiences. We believe that the reach, scope and digital delivery capability of our network of digital place-based media provides an effective platform for advertisers to reach an affluent and engaged audience on a highly targeted and measurable basis. We estimate that an airplane on which our media runs takes off every 20 seconds and that our media network can reach over 35 million people per month. The RMG Airline Network is currently located in some of the busiest domestic airports and covers travelers to and from the top designated market areas in the United States. As of December 31, 2014, we estimate that the RMG Airline Network includes approximately 90,000 IFE screens, 3,000 aircraft and over 120 airline executive clubs and private airport terminals in the U.S. As of December 31, 2014, we had partner relationships providing access to sell media inventory across 13 unique airline partners. In certain cases we maintain multiple relationships with the same airline. We work with five airlines to sell their IFE system assets, with five airlines to sell their media assets in their executive clubs, and with four airlines to sell their onboard Wi-Fi media assets.

RMG’s Airline Network advertising inventory includes digital signage in airline executive clubs displaying static and video messaging and also includes static and video IFE and Wi-Fi advertising units shown on commercial airlines in the United States, the Middle East and Asia. Short and long form IFE video content can be shown simultaneously on every digital media asset on a given aircraft, or inserted into or around other individual video programming. Static IFE banner units and static and animated online and interactive advertising units are also supported by the network. Our media technology platform powers the screens located inside airline executive clubs and we rely on airline partners and technology partners to supply content to in-aircraft IFE screens and Wi-Fi portals. On March 19, 2015, we announced that we have entered into a non-binding letter of intent to sell the RMG Airline Network to an unaffiliated third party.

RMG Office Network. The RMG Office Network, which we believe is the United States’ largest in-office digital media network to engage audiences with sight, sound and motion, is located across the approximately 566 Regus, the global workplace provider, U.S. business centers including those in large domestic business markets including New York, Los Angeles, Chicago, Boston and San Francisco. The network features content curated from Bloomberg Television. Screens are located in communal office areas, such as co-working spaces, break rooms and reception areas with installations featuring large format screens and video walls with sound.

Proprietary Planning and Inventory System. Our proprietary planning and inventory system supports key advertising and partner management business processes such as customer acquisition, advertising inventory, customer management and revenue recognition.

Global Sales Model

RMG Enterprise Solutions

Our RMG Enterprise Solutions business unit sells products and services through a worldwide professional sales force, as well as through a select group of resellers and local partners. In North America, approximately 94% of Enterprise Solutions sales were generated solely by our sales team, with approximately 6% through resellers in the year ended December 31, 2014. Outside of the United States, the situation is reversed, with around 74% of sales coming from the reseller channel. Overall, approximately 76% of RMG Enterprise Solutions’ recent historical global revenues have been derived from direct sales, with the remaining 24% generated through indirect partner channels.

Our RMG Enterprise Solutions global sales team includes approximately 84 sales representatives and sales support staff. The sales representatives each have multiple years of specific experience in selling complex enterprise technology solutions. The sales team is supported in the pre-sales process by a team of highly skilled subject matter experts and sales engineers, who help to present solutions that meet each customer’s specific needs. In general, the sales compensation structure for the sales staff is approximately half base salary and half commissions. The amount of payment of commissions is dependent on representatives reaching their monthly, quarterly and annual sales objectives. In addition, commissions are modified by the overall profitability of the mix of products that are sold. Our resellers globally are supported by one or more of our sales team members to assist them with proposing unique solutions for clients and prospects.

RMG Media Networks

Our RMG Media Networks business unit sells and markets advertising through a direct sales and marketing group. Our RMG Media Networks sales staff of approximately 19 people is located in sales offices in New York, Los Angeles and Chicago. A significant percentage of the compensation for the sales staff is variable and commission-based. The sales team meets directly with clients and advertising agencies to consult with them on the merits of digital out-of-home advertising. We also have a marketing department with public relations and research capabilities that has commissioned third-party market research on the effectiveness of digital video and digital out-of-home advertising. This research has provided customers with evidence of the strong performance of its product relative to other broadcast advertising based on metrics such as brand recognition, message recall and likeability.

Customers

RMG Enterprise Solutions

Customers around the world purchase our RMG Enterprise Solutions software, hardware and services. For larger customers, a master services agreement is individually negotiated when necessary. Upon approval of the customer’s or reseller’s credit, customers purchase a mix of licensed software, hardware, installation services, training services, maintenance services and/or content services. Maintenance and content services are sold on an annualized basis, creating an annuity income stream and a close business relationship for us. It is common that a down payment is required from customers as needed. Our resellers purchase products and services from us to resell to their clients. In general, we assist resellers with installation, training services and on-going support in partnership with our resellers.

RMG Media Networks

Airline Network Partners. Our RMG Media Networks business unit partners with airlines, airports and aircraft IFE and Wi-Fi providers to sell advertising on digital media assets located in executive clubs, private airport terminals and on aircraft. As of December 31, 2014, RMG Media Networks had partner relationships with 13 unique airline partners to sell their media assets.  In certain cases RMG maintains multiple relationships with the same airline.  We work with five airlines to sell their IFE system assets, with five airlines to sell their media assets in their executive clubs, and with four airlines to sell their onboard Wi-Fi media assets. We share advertising revenues with our partners. The portion of revenue that we share with our partners ranges from 25% to 80% depending on the partner and the media asset. We make minimum annual payments to one partner and revenue sharing payments to all other partners (including payments in excess of minimum annual payments, if any). Our partnership agreements have terms ranging from one to five years.

Office Network Partner. Our RMG Media Networks business unit also partners with Regus, the global workplace provider, to exclusively provide content and sell advertising on digital media assets located throughout their approximately 566 US locations pursuant to a multi-year revenue sharing arrangement.

Advertising Customers. RMG Media Networks’ advertising business has a diverse customer base, consisting of more than 80 international, national and regional advertisers. The revenues obtained from advertisers can vary greatly, from a few hundred to millions of dollars annually, with an average annual revenue per advertiser of $250,000 to $350,000. RMG has business relationships with many national advertisers across a wide variety of industries, such as automotive, IT infrastructure, consumer products, credit card, financial services, insurance, tourism and telecommunications.

Competition

Holding a strong, competitive position in the market for intelligent visual solutions requires maintaining a diverse product portfolio that addresses a wide variety of customer needs.  We believe we have been a leading global provider of such products and services for more than 30 years. Our customers include many of the largest organizations in the world and, as a result, our brand is well established globally. The worldwide digital signage market is vast and diverse.  In addition to the scope of our product and service portfolio, we compete based upon commercial availability, price, visual performance, brand reputation and customer service.  Customer requirements vary as to products and services, and as to the size and geographic location of the solutions. We compete with a broad range of companies, including local, national and international organizations. In addition, competitors’ offerings differ widely. Some competitors offer a range of products and services; others offer only a single part of the overall digital signage solution.

Our RMG Enterprise Solutions business unit builds enterprise communication networks that empower organizations to visualize critical business data to better run their business in contact center, supply chain, internal communications, hospitality, retail and other applications primarily in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and for federal, state and local governments. We differentiate ourselves through dynamic business data visualization delivering real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers.

Our RMG Media Networks business unit connects brands with target audiences using video advertising networks. Our digital video and digital out-of-home media assets compete with many other forms of marketing media, including television, radio, print media, Internet and outdoor display advertising. While digital out-of-home advertising represents a small portion of the advertising industry today, we believe we are well positioned to capitalize on what will be an increasing shift of advertising spending away from mass media to more targeted forms of media, like digital out-of-home advertising. As the number of media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection and return on investment measurement will increase advertisers’ demand for digital advertising platforms and that our media networks are well positioned to address these trends.

We believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our advertising customers to access a national and regional audience, giving us a competitive advantage over many of our advertising competitors. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and access to a broader audience than other digital out-of-home advertising companies, providing a more entertaining consumer experience and a more effective platform for advertisers.

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

Though our direct competitors are numerous, diverse and vary greatly in size, we view the principal competitors to our RMG Enterprise Solutions business unit as Broadsign International, Cisco, Four Winds Interactive, Inova, Janus Displays, John Ryan & Associates, Nanonation, Navori, S.A., Reflect Systems, Scala, Stratacache, Visix and X2O Media. We view the principal competitors to our RMG Media Networks business unit as Captivate Network, Clear Channel Outdoor Holdings, Inc., IZ ON Media LLC, JCDecaux SA, National CineMedia Inc., Spafax and Titan Outdoor LLC.

Employees

As of December 31, 2014, we had 226 global employees, with 158 in our North American operations, including 57 in sales and sales support, 31 in professional services, 10 in technical support/help desk and 60 in general and administration. Internationally, we had 68 employees supporting our global operations, including 27 in sales and sales support, 21 in professional services, 5 in technical support/help desk and 15 in general and administration. Our U.S. employees are not covered by any collective bargaining units and we have never experienced a work stoppage in the U.S. Our international employees are also not covered by any national union contracts.

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

As of December 31, 2014, we had six issued patents expiring between 2019 and 2028 in the United States and two patent applications pending. None of these patents are material to our business. We cannot ensure that any of our pending patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties could claim invalidity or co-inventorship, or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention, and resources, damage our reputation and brand and substantially harm our business.

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

Risks Related to Our Business

We have a history of incurring significant net losses, and our future profitability is not assured.

For the year ended December 31, 2014 and the period from April 20, 2013 (the date we consummated our acquisition of Symon) through December 31, 2013, we incurred net losses of approximately $72.5 million and $13.0 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues decrease in a given period, we may be unable to reduce cost of revenues as a significant part of our cost of revenues are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may require significant amounts of additional financing to execute our business plan and fund our other liquidity needs. If we do not raise sufficient funds, and/or if our future operating results do not meet or exceed our projections, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

As of December 31, 2014, we had $14.0 million in outstanding indebtedness pursuant to a term loan under a senior credit facility. As of March 26, 2015, all outstanding indebtedness under this loan was converted into Series A Preferred Stock. We currently have no revolving credit facility or other committed source of recurring capital. Unless we are able to increase our revenues or decrease our operating expenses from recent historical run-rate levels, we expect that we will need to obtain additional capital during 2015 to fund our planned operations. If our cash flows from operations do not meet or exceed our projections, we may need to pursue one or more alternatives, such as to:

•

reduce or delay planned capital expenditures or investments in our business;

•

seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;

•

sell assets or businesses;

•

sell additional equity; or

•

curtail our operations.

Any such actions may materially and adversely affect our future prospects. In addition, we cannot ensure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.

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

Furthermore, even in the absence of a downturn in general economic conditions, our customers may reduce the money they spend on our products and services for a number of other reasons, including:

•

a decline in economic conditions in an industry we serve;

•

a decline in advertising or capital spending in general;

•

a decision to shift expenditures to competing products;

•

unfavorable local or regional economic conditions; or

•

a downturn in an individual business sector or market.

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

As widely reported, financial markets in the U.S., Europe and Asia have experienced extreme disruption since late 2008, and while there has been improvement in recent years, the worldwide economy remains fragile as uncertainty remains regarding when the economy will improve to historical growth levels. Any return to the conditions that existed during the recent recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

•

increased competition for fewer industry dollars;

•

pricing pressure that may adversely affect revenue and gross margin;

•

reduced credit availability and/or access to capital markets;

•

difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•

customer financial difficulty and increased risk of doubtful accounts receivable.

Currency fluctuations may adversely affect our business.

In 2014, approximately 25% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in euros and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the euro and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

Computer viruses or hacks could cause significant downtime for our media network, decreasing our revenues and damaging our relationships with partners and customers.

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

If we fail to manage our growth effectively, we may not be able to take advantage of market opportunities or execute on expansion strategies.

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

We may not realize the anticipated benefits of future acquisitions or investments.

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

•

failure to transition key customer relationships and sustain or grow sales levels, particularly in the short-term;

•

loss of key employees related to acquisitions;

•

inability to successfully integrate acquired technologies or operations;

•

failure to realize anticipated synergies in sales, marketing and distribution;

•

diversion of management’s attention;

•

adverse effects on our existing business relationships;

•

potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•

expenses related to amortization of intangible assets and potential write-offs of acquired assets; and

•

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

We have a minimum payment commitment to an advertising partner that if we cannot service could negatively impact our profitability.

We have a minimum payment commitment to one of our advertising partners. This commitment constitutes a significant part of our cost of revenues. If our revenues decrease in a given period, we may be unable to reduce cost of revenues as a significant part of our cost of revenues is fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss for that period and subsequent periods.

There is no assurance that the proposed sale of our Airline Media Network business will be completed, and our inability to consummate the proposed sale could harm the market price of our common stock and our business, results of operations and financial condition.

There is no assurance the proposed sale of our Airline Media Network business will occur when and as we expect, or at all. Currently, we are party only to a non-binding letter of intent with respect to the proposed sale, and we may not be able to reach agreement with the prospective purchaser as to the terms of a definitive agreement. In addition, even if we do enter into a definitive agreement, the proposed sale may not be completed, due to a failure to satisfy required closing conditions or otherwise. If the proposed sale is not completed for any reason, the market price of our common stock may decline. In addition, failure to complete the proposed sale will result in a reduction in the amount of cash otherwise available to us and may limit our ability to implement our business strategy. The failure of the sale to occur may also result in negative publicity and a negative impression of us among other potential buyers of our Airline Media Network business, as well as in the investment community generally. We may be unable to locate a buyer willing to purchase the Airline Media Network business on terms equivalent to or more attractive than those contemplated by the existing letter of intent. Finally, we are incurring expenses pursuing the sale of our Airline Media Network business, and these expenses will reduce our earnings and cash flows, whether or not the sale is completed.

While the proposed sale of our Airline Media Network business is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

While the proposed sale of our Airline Media Network business is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the proposed sale. In addition, while the proposed sale is pending, we are subject to a number of risks, including:

•

the diversion of management and employee attention from our day-to-day business;

•

the potential disruption to business partners and other service providers; and

•

the possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

Our RMG Media Networks business unit has a limited operating history, which may make it difficult to evaluate its business and prospects.

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

As of December 31, 2014, we had partner relationships providing access to sell media inventory across 13 unique airline partners. Our airline partner contracts have terms ranging from one to five years. In addition, we have a minimum payment commitment to one of our partners, which comprises a significant portion of our total cost of revenues. This commitment may increase over time and as partnership contracts terminate, we may experience a significant increase in our costs of revenues when we have to renew these contracts. If we cannot pass increased costs onto advertisers through rate increases, our earnings and results of operations could be materially and adversely affected. In addition, some of our partnership contracts contain provisions granting us certain exclusive advertising rights. We may not be able to retain these exclusivity provisions when we renew these contracts. If we were to lose exclusivity, our advertisers may decide to advertise with our competitors or otherwise reduce their spending on our network and we may lose market share.

Our partners may terminate their contracts with us, may perform the services we provide them on their own or otherwise may not enter into new contracts with us on terms that are commercially advantageous to us. If our partners seek to negotiate terms that are less favorable to us and we accept such terms, or if we seek to negotiate better terms, but are unable to do so, then our business, operating results and financial condition could be materially and adversely affected.

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

We must adapt our business model to keep pace with rapid changes in the visual communications market, including rapidly changing technologies and the development of new products and services.

Providing visual communications solutions is a relatively new and rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. If we are unable to adapt our business model to keep pace with changes in the industry, or if we are unable to continue to demonstrate the value of our services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our products and services. Future technological advances may result in the availability of new service or product offerings or increase in the efficiency of our existing offerings. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of December 31, 2014, we held six issued patents and two pending patent applications in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Any patent applications may not result in issued patents. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and expand our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, design code for our advertising network, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to use the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and invention assignment agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

•

laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•

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

We depend on the leadership and experience of our key executive management, as well as other key personnel with specialized industry, sales and technical knowledge and/or industry relationships. Because of the intense competition for these employees, particularly in certain of the metropolitan areas in which we operate, we may be unable to retain our management team and other key personnel and may be unable to find qualified replacements if their services were no longer available to us. Most of our key employees are employed on an “at will” basis and we do not have key-man life insurance covering any of our employees. The loss of the services of any of our executive management members or other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

Our facilities are located in areas that could be negatively impacted by natural disasters.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in Addison, Texas. In addition, we manage our networks from our headquarters in Addison and have significant operations in New York City. Addison is located in an area that experiences frequent severe weather, including tornadoes and New York City is a location that has experienced terrorist acts. Should a tornado, terrorist act or other catastrophe, such as fires, floods, power loss, communication failure or similar events, disable our facilities, our operations would be disrupted. While we have developed a backup and recovery plan, such plan may not ultimately prove effective.

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

Any indebtedness we may incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations..

As of March 31, 2015, we had no outstanding debt. We may incur indebtedness in the future. Any indebtedness we may incur and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

•

reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•

limiting our ability to borrow additional funds;

•

increasing our vulnerability to general adverse economic and industry conditions; and

•

failing to comply with the covenants in our debt agreements could result in all of our indebtedness becoming immediately due and payable.

Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity.

Risks Related to Our Common Stock

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of December 31, 2014, SCG Financial Holdings LLC (the “Sponsor”) and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned almost 40% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

The issuance of shares upon the conversion of our outstanding Series A preferred stock or the exercise of our outstanding options or warrants may cause immediate and substantial dilution to our existing stockholders.

On March 26, 2015, we issued 250,000 shares of Series A preferred stock, which shares will automatically convert into an aggregate of 25 million shares of common stock upon receipt of stockholder approval of such conversion. In addition, as of March 31, 2015, outstanding warrants to purchase an aggregate of 9,649,318 shares of our common stock, at an exercise price of $11.50 per share, are exercisable. We also have options outstanding. The issuance of shares upon conversion of the Series A preferred stock or exercise of warrants and options may result in substantial dilution to the interests of other stockholders.

The holders of our Series A preferred stock are entitled to receive dividends under certain circumstances.

If the Stockholder Approval has not been obtained, and the outstanding shares of Series A Preferred Stock have not converted into shares of Common Stock, by May 25, 2015 (or by June 9, 2015 if the Securities and Exchange Commission

comments on the preliminary proxy materials filed by us in connection with seeking the Stockholder Approval, then commencing on the next business day holders of the Series A Preferred Stock will be entitled to cumulative quarterly dividends at a rate of 12% per annum calculated from the original issuance date, calculated based on a price of $100 per share (the “Stated Value”), in preference and priority to the holders of all other classes or series of the Company’s capital stock. If we are required to pay dividends on the Series A Preferred Stock, we may be obligated to pay significant sums of money, which could negatively affect our operations.

Our Series A preferred stock has redemption requirements that may affect common stock holders.

Beginning on March 26, 2016, if the Series A Preferred Stock has not converted into shares of common stock prior to that date, the requisite holders of the Series A preferred stock will have the right to elect to cause us to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series A preferred stock, for a price per share equal to the Stated Value for such shares. If we are required to redeem our Series A preferred stock, we would have to expend significant amounts of funds, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2.     Properties

Our corporate headquarters is located in a facility in Addison, Texas, with approximately 31,255 rentable square feet. In the United States, we also lease office space in New York City, Chicago, Los Angeles and Pittsford (New York).

Our EMEA (Europe, Middle East & Asia) operations are based in our leased offices located in and around London, England, with sub-offices serving the Middle East located in Dubai, United Arab Emirates and South East Asia located in Singapore and Manila.

Our corporate headquarters is subject to a long-term lease which expires in 2025, and most of our office and manufacturing locations are subject to long-term leases, which expire before 2016. We expect to extend, or relocate to new facilities at the end of the expiring lease terms. We believe our facilities are adequate to meet our current needs and intend to add or change facilities as our needs require.

Item 3.     Legal Proceedings

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, except as described below we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On March 5, 2015, T-Rex Property AB (“T-Rex”), filed a complaint against us in the United States District Court for the North District of Texas, Civil Action Number 3:15-cv-00738-P.  T-Rex alleges that we are infringing on three United States patents.  T-Rex is seeking unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for attorneys’ fees.  We deny the allegations set forth in the complaint and intend to vigorously defend ourself in the proceedings.

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

	RMGN		RMGNU		RMGNW
	Common Stock		Units		Warrants
Quarter Ended	High	Low	High	Low	High	Low
12/31/14	$1.70	$1.02	$1.65	$1.35	$0.17	$0.04
09/30/14	$2.55	$1.37	$2.25	$1.35	$0.28	$0.20
06/30/14	$5.67	$0.89	$9.25	$1.55	$0.60	$0.16
03/31/14	$7.00	$4.29	$9.25	$9.25	$0.78	$0.60
12/31/13	$8.29	$4.35	$18.50	$9.25	$0.61	$0.23
09/30/13	$11.23	$7.02	$18.50	$18.50	$0.75	$0.55
06/30/13	$21.75	$9.44	$18.50	$10.20	$1.38	$0.36
03/31/13	$10.06	$9.30	$11.18	$9.92	$0.40	$0.19

As of March 31, 2015, there were 22 holders of record of our common stock, five holders of record of our warrants and one holder of record of our Units.

Dividends

To date, we have not paid any dividends on our common stock, and we do not expect to pay any dividends in the foreseeable future. The payment of any future cash dividend will be dependent upon revenue and earnings, if any, capital requirements and general financial condition. As a holding company without any direct operations, our ability to pay cash dividends may be limited to availability of cash provided to us by RMG or Symon through a distribution, loan or other transaction, and will be within the discretion of our board of directors. Any indebtedness we incur in the future may also limit our ability to pay dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

None, other than as previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during 2014. As a result of a settlement related to the sale of RMG Media to RMG Networks Holding Corporation, 300,000 shares held in escrow were returned to the Company in 2014.

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

Revenue

The Company derives its revenue as follows:

•

Advertising

•

Product sales:

•

Licenses to use its proprietary software products;

•

Proprietary software-embedded media players;

•

Proprietary LED displays; and

•

Third-party flat screen displays and other third-party hardware.

•

Customer support services:

•

Product maintenance services; and

•

Subscription-based and custom creative content services.

•

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

RMG Enterprise Solutions Revenues

The Company sells its Enterprise products and services through its global sales force and through a select group of resellers and business partners. In the United States, approximately 94% of its enterprise sales are generated solely by the Company’s sales team, with approximately 6% through resellers in 2014. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 74% of sales coming from the reseller channel. Overall, approximately 76% of the Company’s global enterprise revenues are derived from direct sales, with the remaining 24% generated through indirect partner channels.

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

•

Sales and marketing expenses include salaries and related benefit costs of sales personnel, sales commissions, travel by sales and sales support personnel, and marketing and advertising costs.

•

Research and development (“R&D”) costs consist of salaries and related benefit costs of R&D personnel and expenditures to outside third-party contractors. To date, all R&D expenses are expensed as incurred.

•

General and administrative expenses consist primarily of salaries and related benefit costs of executives, accounting, finance, administrative, and IT personnel. Also included in this category are other corporate expenses such as rent, utilities, insurance, professional service fees, office expenses, travel by general and administrative personnel and meeting expenses.

•

Impairment of goodwill and intangible assets.

Acquisition expenses are comprised of the following:

•

Professional fees paid to attorneys, accountants, consultants and other professionals in connection with the acquisitions of RMG and Symon.

•

All costs associated with integrating and restructuring the operations of the acquired companies.

•

Expenses incurred by the Company prior to the acquisitions while still a development stage company.

•

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

Results of Operations

Comparison of the period ended December 31, 2013 and the year ended December 31, 2014

As discussed above, the Company acquired RMG on April 8, 2013 and Symon on April 19, 2013. Prior to its acquisition, Symon had a January 31 fiscal year end. The financial statements for the period April 20, 2013 through December 31, 2013 include the results of operations of RMG Networks, RMG, and Symon (the “Successor Company”) for 256 days. As a result, the financial results shown are not generally comparable.

	Successor	Successor	Predecessor
	Company	Company	Company
	Twelve Months	April 20, 2013	February 1, 2013
	Ended	through	through
	December 31,	December 31,	April 19,
	2014	2013	2013

Revenue	$57,492,813	$50,277,647	$7,157,315
Cost Of Revenue	36,669,826	29,685,596	2,971,467
Gross Profit	20,822,987	20,592,051	4,185,848

Operating Expenses -
Sales and marketing	18,837,363	12,681,559	1,729,871
General and administrative	18,880,668	12,871,283	1,739,348
Research and development	3,974,363	2,623,791	512,985
Acquisition expenses	378,193	2,095,250	3,143,251
Depreciation and amortization	6,805,087	4,956,622	140,293
Impairment of goodwill and intangible assets	51,108,782	0	0
Total Operating Expenses	99,984,456	35,228,505	7,265,748
Operating Loss	(79,161,469)	(14,636,454)	(3,079,900)
Warrant liability income	665,324	1,960,211	0
Interest expense and other - net	(1,719,821)	(3,327,148)	(14,553)
Loss Before Income Taxes	(80,215,966)	(16,003,391)	(3,094,453)
Income Tax Benefit	(7,711,064)	(3,003,088)	(540,897)
Net Loss	$(72,504,902)	$(13,000,303)	$(2,553,556)

Revenue

Revenue was $57,492,813 and $50,277,647 for the year ended December 31, 2014 and for the period April 20, 2013 through December 31, 2013, respectively, an increase of $7,215,166 or 14.4%.  This increase is due primarily to the fact that revenue for the year ended December 31, 2014 was for the Successor Company for a 365 day period while revenue for the period April 20 through December 31, 2013 was for the Successor Company for a 256 day period. Additionally, revenue for the period April 20 through December 31, 2013 has also been reduced by $4,399,479 to reflect the adjustment to market value of the Company’s deferred revenue accounts at the acquisition date in accordance with US GAAP.

The following table summarizes the composition of the Company’s revenue for the year ended December 31, 2014 and for the period April 20 through December 31, 2013, as well as the Predecessor Company for the period February 1 through April 19, 2013.

	Successor Company	Successor Company	Predecessor Company
	Twelve Months	April 20, 2013	February 1, 2013
	Ended	through	through
	December 31,	December 31,	April 19,
	2014	2013	2013
Revenue :
Advertising	$16,507,209	$15,963,107	$-
Products	16,686,243	18,488,304	2,239,236
Maintenance and content services	16,095,033	7,537,024	3,594,520
Professional services	8,204,328	8,289,212	1,323,559
Total	$57,492,813	$50,277,647	$7,157,315

Revenues derived from product sales and professional services decreased during the year ended December 31, 2014 as compared to the period April 20 through December 31, 2013. Revenues derived from maintenance and content services increased during the year ended December 31, 2014 as compared to the period April 20 through December 31, 2013, due to the same reasons stated above with respect to total revenue. Additionally, revenues derived from maintenance and content services for the period April 20 through December 31, 2013 have also been reduced by $4,399,479 million to reflect the adjustment to market value of the Company’s deferred revenue accounts at the acquisition date in accordance with US GAAP.

The following table reflects the Company’s sales on a geographic basis.

	Successor Company		Successor Company		Predecessor Company
	Twelve Months Ending		April 20, 2013 through		February 1, 2013 through
	December 31,		December 31,		April 19,
	2014		2013		2013

North America	$42,841,221	75%	$40,235,491	80%	$5,137,362	72%
EMEA	14,651,592	25%	10,042,156	20%	2,019,953	28%
Total	$57,492,813	100%	$50,277,647	100%	$7,157,315	100%

This increase in North America and EMEA revenue is directly attributable to the previous explanations given for the fluctuations in total revenue, i.e., the revenues are comprised of revenue totals for different time periods.

Cost of Revenue

Cost of revenue totaled $36,669,826 for the year ended December 31, 2014, a $6,984,230 or 23.5% increase as compared to cost of revenue of $29,685,596 for the period April 20 through December 31, 2013. This increase is primarily attributable to the previous explanations given for the fluctuation in total revenue, i.e., the cost of revenues are comprised of cost of revenue totals for different time periods. Additionally, cost of revenue increased due to a $2,732,050 loss relating to a long-term contract with an advertising partner that was recorded during the year ended December 31, 2014. See Note 18 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the year ended December 31, 2014 and for the period April 20 through December 31, 2013, as well as the Predecessor Company for the period February 1 through April 19, 2013.

	Successor Company		Successor Company		Predecessor Company
	Twelve Months Ending		April 20 through		February 1 through
	December 31,		December 31,		April 19,
	2014	%	2013	%	2013	%
Revenue -
Advertising	$16,507,209	28.7%	$15,963,107	31.7%	$-	-
Products	16,686,243	29.0%	18,488,304	36.8%	2,239,236	31.3%
Maintenance and content services	16,095,033	28.0%	7,537,024	15.0%	3,594,520	50.2%
Professional services	8,204,328	14.3%	8,289,212	16.5%	1,323,559	18.5%
Total	57,492,813	100.0%	50,277,647	100.0%	7,157,315	100.0%
Cost of Revenue -
Advertising	12,814,119	34.9%	10,718,458	36.1%	-	-
Products	12,334,834	33.6%	11,974,491	40.4%	1,498,135	50.4%
Maintenance and content services	2,892,245	7.9%	1,759,866	5.9%	611,692	20.6%
Professional services	5,896,578	16.1%	5,232,781	17.6%	861,640	29.0%
Loss on long-term contract	2,732,050	7.5%
Total	$36,669,826	100.0%	$29,685,596	100.0%	$2,971,467	100.0%

The increase in the components of cost of revenue between the two periods are is primarily attributable to the previous explanations given for the fluctuation in total cost of revenue.

The following table reflects the Company’s gross margins for the year ended December 31, 2014, the period April 20 through December 31, 2013 and the Predecessor Company year ended January 31, 2014:

	Successor Company		Successor Company		Predecessor Company
	Twelve Months Ending		April 20 through		February 1 through
	December 31, 2014		December 31, 2013		April 19, 2013
	$	%	$	%	$	%
Advertising	$3,693,090	22.4%	$5,244,649	32.9%	$-	-
Products	4,351,408	26.1%	6,513,813	35.2%	741,101	33.1%
Maintenance and content services	13,202,788	82.0%	5,777,158	76.7%	2,982,828	83.0%
Professional services	2,307,750	28.1%	3,056,431	36.9%	461,919	34.9%
Total	23,555,037	41.0%	20,592,051	41.0%	4,185,848	58.5%
Loss on long-term contract	(2,732,050)	-4.8%
Total	20,822,987	36.2%

The Company’s overall gross margin for the year ended December 31, 2014 decreased to 36.2% from 41.0% for the period April 20 through December 31, 2013. The lower gross margin was primarily attributable to the following:

•

Advertising revenue, which comprised 28.7% of total revenues for the year ended December 31, 2014, generated a lower gross margin than the average gross margin for the Company’s other products and services. In 2014, the advertising gross margin was lower due to softness in the advertising business.

•

Loss on long-term contract affected the 2014 margin by 4.8%, and without this the margin would have been 41.0%, equal to the 2013 period.

•

Gross margin resulting from advertising revenue decreased to 22.4% for the year ended December 31, 2014 from 32.9% for the period April 20 through December 31, 2013, due primarily to lower revenue generation failing to meet certain fixed payments to partners.

Operating Expenses

Operating expenses totaled $99,984,455 for the year ended December 31, 2014, a $64,755,950 increase as compared to $35,228,505 for the period April 20 through December 31, 2013. This increase in operating expenses is primarily attributable to impairment charges of $51,108,782 during the year ended December 31, 2014. The increase is also directly attributable to the previous explanations given for the fluctuations in revenues and cost of revenues, i.e., the operating expenses are comprised of operating expense totals for different time periods.

In addition, during the year ended December 31, 2014 and for the period April 20 through December 31, 2013 the Company incurred acquisition expenses of $378,193 and $2,095,250, respectively, and amortization expense of $5,398,263 and $4,368,000, respectively, related to the intangible assets recorded as a result of the acquisitions of RMG and Symon in accordance with GAAP purchase accounting guidelines.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability income credit for the year ended December 31, 2014 and the period April 20 through December 31, 2013 was $665,324 and $1,960,211. This represents the decrease in the Company’s warrant liability during that period.

Interest and other – Net

Interest expense and other - net for the year ended December 31, 2014 was $1,719,821 compared to $3,327,148 for the period April 20 through December 31, 2013. This decrease of $1,607,327 was due to lower interest expense on the Company’s borrowings, lower loan origination fee amortization and a gain of $480,000 related to the recovery of Treasury Stock from escrow per a final settlement of the RMG acquisition, as well as incomparable reporting periods.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2014 and for the period April 20 through December 31, 2013 was $7,711,064 and $3,003,088, respectively.  As a result of the Company scheduling out the future reversal of deferred tax liabilities, it was determined that a certain portion of the recorded deferred tax assets are realizable and the resulting benefits were recorded during the year ended December 31, 2014 and the period April 20 through December 31, 2013.

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

The Company has entered into a revenue sharing agreement with a customer that requires the Company to make minimum revenue sharing payments of $4,619,842 in 2015.

During the three-month period ended September 30, 2014, the Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11,500,000 if certain terms and conditions are met in the future, resulting in a minimum commitment of $1,888,008.

At December 31, 2014, the Company’s cash and cash equivalents balance was $3,076,708. This includes cash and cash equivalents of $1,296,302 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

At December 31, 2014 the Company had outstanding debt of $14,000,000 under its Senior Credit Agreement. This debt represented the remaining balance of the borrowings the Company made in connection with the acquisition of Symon as discussed above and the additional funds borrowed during the year. On March 26, 2015, the Company consummated the Financing, as discussed under “Business – Recent Developments.” $15 million of the shares of Series A Preferred Stock issued and sold in the Financing were issued to the Lenders under the Senior Credit Agreement in consideration for the satisfaction and discharge of all principal amounts owed to the Lenders under the Senior Credit Agreement on a dollar-for-dollar basis. In addition, simultaneously with the closing of the Financing the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated.

As a result of the consummation of the Financing and the payment in full and termination of the Senior Credit Agreement, the Company’s management believes that the Company has an adequate amount of cash to operate the Company through at least December 31, 2015. However, the Company may need to obtain additional financing in the future, and cannot assure investors that any such financing will be available on reasonable terms, or at all.

The Company has generated and used cash as follows:

	Successor Company	Successor Company	Predecessor Company
	Twelve Months	April 20, 2013	February 1, 2013
	ending	through	through
	December 31,	December 31,	April 19,
	2014	2013	2013

Operating cash flow	$(8,730,090)	$(13,017,127)	$(4,329,282)
Investing cash flow	(2,293,436)	(2,852,653)	(86,470)
Financing cash flow	6,000,000	12,980,785	-
Total	(5,023,526)	(2,888,995)	(4,415,752)

Activities

The decrease in cash from operating activities of $8,730,090 for the year ended December 31, 2014 is primarily due to the company’s net loss of $72,504,902. The net loss is offset by the following non-cash items:

•

The non-cash $6,805,087 charge for depreciation and amortization

•

Non-cash impairment loss of $51,108,782

•

Non-cash loss on long-term contract of $3,347,624

•

Non-cash stock-based compensation of $2,060,287

•

Non-cash income credit related to Treasury Stock of $480,000

•

Non-cash income credit related to the decrease in the Company’s warrant liability of $665,324

•

Non-cash deferred tax benefit of $6,990,895

In addition, the following changes in assets and liabilities affected cash from operating activities during the period:

•

Accounts receivable decreased by $7,649,904 due to lower revenue in the fourth quarter compared to 2013.

•

Accounts payable decreased by $1,863,429 due primarily to reduced activity from third-party vendors and other operating expenses.

•

Inventory decreased by $3,172,337 due to lower activity in the fourth quarter.

Investing Activities

The decrease in cash from investing activities of the Company of $2,293,436 during the year ended December 31, 2014 was solely due to expenditures for property and equipment.

Financing Activities

During 2014, the Company amended its debt agreement multiple times ending with debt of $14,000,000 at December 31, an increase of $6,000,000 during the year.

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

Goodwill and Intangible Assets

Goodwill represented the excess of the purchase price over the fair value of net identifiable assets resulting from the acquisitions of RMG and Symon. Goodwill is tested annually at December 31 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the assets of the reporting unit. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying value. Second, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (ASC) 805 Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit's goodwill.  The evaluation of goodwill impairment requires the Company to make assumptions about future cash flows of the reporting unit being evaluated that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

During the year ended December 31, 2014, the Company identified various indicators of impairment including declining stock price, recurring losses, strategic changes due to management changes and negative cash flows.  As a result, the Company performed interim goodwill impairment testing on both the Media and Enterprise reporting units.  The testing indicated that the carrying value of the Media reporting unit exceeded the fair value and a resulting goodwill impairment charge was recorded of $8,461,359 for the year ended December 31, 2014.   The interim 2014 impairment testing indicated no impairment of goodwill at the Enterprise reporting unit.

As of December 31, 2014, the Company completed its annual impairment test on the Enterprise reporting unit. The Company engaged an independent specialist to assist the Company in performing the two step impairment test. The Company determined that goodwill at the Enterprise reporting unit was impaired and the Company recorded an impairment charge of $20,798,027 for the year ended December 31, 2014. This impairment charge was equal to the remaining carrying value of goodwill at the Enterprise unit and is reflected in Note 3.

When evaluating the fair value of the Enterprise and Media reporting units in connection with the impairment testing, the Company used a combination of a market approach and a discounted cash flow model. Key assumptions used to determine the estimated fair value include: (a) expected cash flow for the seven-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate of 3.0% determined based on the growth prospects of the reporting unit; (c) discount rates ranging from 20% - 25% based on management’s best estimate of the after-tax weighted average cost of capital; and (d) comparable guideline public companies and transactions.  As a result of a strategic change and changes in the Company’s forecast during the fourth quarter of 2014, the fair value of the Enterprise reporting unit was valued using a discounted cash flow model.  Key assumptions used to determine estimated fair value included: (a) expected cash flow for the seven-year period following the testing date; (b) an estimated exit multiple based on EBITDA of 6x and (c) discount rate of 20% based on management’s best estimate of the after-tax weighted average cost of capital. The majorities of the inputs used in the discounted cash flow models are unobservable and thus are considered to be Level 3 fair value inputs.  See Note 11 for additional fair value disclosures.

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

In connection with the 2014 interim goodwill impairment testing noted above, the Company tested the recoverability of the intangible assets resulting in intangible asset impairment charge of $15,960,490 related to the Media segment’s intangible assets.  As of December 31, 2014, in connection with the annual goodwill impairment testing, the Company tested the intangible assets of the Enterprise segment for recoverability.  As a result the Company recorded an intangible asset impairment charge of $5,904,250 for the year ended December 31, 2014.

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

The Company’s Intangible Assets are amortized as follows:

Weighted Average
Acquired Intangible Asset:	Amortization Period: (years)

Software and technology	4
Customer relationships	6
Customer order backlog	1

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

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from professional service agreements. Deferred revenue is recognized as the revenue recognition criteria are met. The Company generally invoices the customer in advance for professional services.

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

There was no impairment of long-lived assets at December 31, 2014 and December 31, 2013.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 6).  As of December 31, 2014 and 2013, the Company had no accrual recorded for uncertain tax positions.  U.S. income taxes have not been provided on $4.4 million of undistributed earnings of foreign subsidiaries as of December 31, 2014.  The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.  The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•

Advertising

•

Products

•

Maintenance and content services

•

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

•

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

•

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

•

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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 94% or more of sales have historically been generated solely by the Company’s sales team, with 6% or less through resellers. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 74% of sales historically coming from the reseller channel. Overall, approximately 76% of the Company’s global revenues have historically been derived from direct sales, with the remaining 24% generated through indirect partner channels. The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not offer contractual rights of return other than under standard product warranties and product returns from resellers have be insignificant to date. The Company therefore sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

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

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at December 31, 2014 and December 31, 2013 that had a dilutive effect on net income (loss) per share.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10 - “Compensation – Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company's common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (May 14, 2013). Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.   Other Information

Effective April 8, 2015, the Company appointed Kenneth J. Cichocki, Managing Partner and Richard E. Bollar, Managing Director of Pillar Solutions Group, LLC, a financial advisory firm (“PSG”), as Interim Chief Financial Officer and Interim Chief Accounting Officer, respectively. As previously announced, in November 2014, the Company entered into a letter agreement with PSG pursuant to which PSG provides consulting services to the Company typical of the those needed for the Chief Financial Officer role. Biographical information regarding Mr. Cichocki and Mr. Bollar is set forth in Item 10 of this Form 10-K, and is incorporated in this Item 9B by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees

Our directors, executive officers and certain key employees and their ages as of March 31, 2015, are as follows:

Name	Age	Title
Gregory H. Sachs*	49	Executive Chairman
Robert Michelson*	59	President, Chief Executive Officer, Director
Loren Buck*	36	EVP, Chief Operating Officer
Kenneth J. Cichocki	61	Interim Chief Financial Officer, Principal Financial Officer
Richard E. Bollar	50	Interim Chief Accounting Officer, Principal Accounting Officer
Richard Mattock	56	SVP, Technology and Technical Support
David Mace Roberts	50	SVP, General Counsel, Secretary, Chief Compliance Officer
Marvin Shrear	71	Director
Jonathan Trutter	57	Director
Alan Swimmer	54	Director
Jeffrey Hayzlett	54	Director

* Denotes an executive officer.

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

Robert Michelson has served as our Chief Executive Officer and President since July 2014. Prior to joining us, Mr. Michelson served as President of Share Rocket, Inc., a company that provides social media ratings globally, from April 2014 to July 2014. From January 2009 to December 2012, Mr. Michelson was an operating partner with Sterling Partners, a private equity firm, overseeing portfolio companies in the technology services, business services and education sectors. Prior to joining Sterling Partners, Mr. Michelson served as Chief Executive Officer of Goliath Solutions, a technology and marketing services company providing data and data analytics to Fortune 500 companies, and as a Division President of IXL, a digital technology solutions and consulting services company. Prior to that, Mr. Michelson held a number of sales, marketing and senior roles with technology and services companies and began his career with IBM as a systems engineer and marketing representative in 1978. Mr. Michelson received a B.S. degree in Marketing and Finance from Indiana University and sits on the boards of several education-focused non-profit companies. The Board believes that Mr. Michelson’s experience from serving in senior executive roles within the marketing and technology industries qualifies him to serve on the Board.

Loren Buck has served as our Chief Operating Officer since July 2014. Prior to that, Mr. Buck served as our Executive Vice President of Strategy and Business Operations since April 2013. Prior to joining us, he served as the Director of Finance and Special Projects and an investment professional at Sachs Capital Group from November 2010 until April 2013. From August 2008 until September 2010, Mr. Buck was an investment banker in the Mergers & Acquisitions and Midwest Investment Banking groups at UBS Investment Bank, where his responsibilities included advising public and private clients on mergers and acquisitions and corporate finance transactions globally. Prior to UBS, Mr. Buck was a Director at MMA Realty Capital and MMA Financial where he was responsible for corporate finance oversight of a commercial lending and investment management business unit in addition to commercial lending origination, portfolio management and capital raising activities. Mr. Buck holds a Bachelor of Science in Economics degree from the Wharton School at the University of Pennsylvania and a Master of Business Administration degree from the Kellogg School of Management at Northwestern University. He is also a CFA Charterholder.

Kenneth J. Cichocki has served as our Interim Chief Financial Officer (CFO) since April 2015. Mr. Cichocki is currently a Managing Partner of Pillar Solutions Group, LLC (“PSG”), a financial advisory firm which he co-founded in November 2009, and has provided financial advisory services to us through PSG since December 2014. In his role he has served as Interim CFO of both public and private companies most notably, Unitek Global Services, Inc. (NASDAQ: UNTK) from April 2013 until August 2013. Prior to PSG, Mr. Cichocki was CFO of Core Business Credit, Inc. from December 2007 until December 2008. From December 1999 until June 2005, Mr. Cichocki was CFO of Home Interiors and Gifts, Inc., a SEC registered company. Mr. Cichocki has a Bachelor of Science degree in Accounting from St. John’s University in Queens, New York and is a licensed certified public accountant in the state of New York.

Richard E Bollar has served as our Interim Chief Accounting Officer (CAO) since April 2015. Mr. Bollar is currently a Managing Director of Pillar Solutions Group, LLC (“PSG”), a financial advisory firm which he joined in June 2014 and has provided financial advisory services to us through PSG since December 2014. In his role he has served as Interim CFO of private companies.  Prior to PSG, Mr. Bollar was Principal for a privately held internet services startup from July 2012 until June 2014.  Until March 2012, Mr. Bollar held senior Finance and Strategy leadership positions at Sodexo (OTCPK: SDXAY).  Mr. Bollar has a Master of Business Administration from Duke University, Fuqua School of Business and a Bachelor of Science in Business Administration, Finance, summa cum laude from Strayer University.

Richard Mattock has served as our SVP of Technology and Technical Support since August 2014.  Prior to joining us, from March 2006 through June 2013, Mr. Mattock was Chief Technology Officer of Reflect Systems, Inc.  Prior to Reflect Systems, Mr. Mattock held the VP, Product Strategy position at Fuego, Inc.  Previously, Mr. Mattock held the VP, Software Development position with Next Generation Networks, Inc. Mr. Mattock held a variety of software development (client/server and mainframe), software developer management, sales engineering and product management positions with Questone, Symantec, Lotus/IBM, and Shared Medical Systems (now Siemens) during his early career. Mr. Mattock holds a Master of Business Administration in Management from Penn State Great Valley, a Bachelor of Arts in Business Systems Analysis form St. Vincent College and a Bachelor of Art History from Penn State University.

David Mace Roberts has served as our General Counsel since June 2014 and also as our Chief Compliance Officer and Secretary since July 2014.  Prior to joining us, from March 2011 through May 2014, Mr. Roberts was Associate General Counsel of Samsung Telecommunications America, LLC, a subsidiary of Samsung Electronics, Co., Ltd., a global technology conglomerate.  In 2010, Mr. Roberts served as Senior Vice President, General Counsel and Secretary of Xtera Communications, Inc., which provides high capacity optical communications turnkey solutions for the terrestrial and subsea markets.  From June 2006 through 2009,  Mr. Roberts held the position of Vice President, General Counsel and Secretary of Elbit Systems of America, LLC, a wholly owned subsidiary of Elbit Systems Ltd. (NASDAQ:  ESLT), a leading global defense and aerospace company. Prior to this, Mr. Roberts was Vice President, Chief Compliance Officer, Associate General Counsel and Assistant Secretary of Broadwing Communications, LLC (NASDAQ: BWNG), a leading provider of data, voice, and media solutions to enterprises and service providers. Prior to joining Broadwing, Mr. Roberts was Chief Counsel at Efficient Networks, Inc. (NASDAQ: EFNT), a leading global provider of broadband customer premises equipment and network management software.  Prior to that, Mr. Roberts was engaged in private practice as an attorney with law firms. Mr. Roberts holds a Juris Doctor from Emory University School of Law and a Bachelor of Arts with highest honors from New York University.

Marvin Shrear joined our board of directors in April 2011. Mr. Shrear was a Senior Managing Director at Deerfield Capital Management (a financial services company) from 1993 until his retirement in 2008 where he also served as Chief Financial Officer. Prior to joining Deerfield, Mr. Shrear was a partner in the Chicago office of Arthur Andersen & Co., Chief Financial Officer at GNP Commodities, Inc., and Vice President Finance for FCT Group, Inc. GNP and FCT were registered futures commission merchants. Mr. Shrear received a B.S.C. in Accountancy from DePaul University in 1965 and a J.D. from Stanford University in 1968. He is licensed as a Certified Public Accountant and attorney. Mr. Shrear’s designation as a director was based upon his senior-level management and a financial services industry experience.

Jonathan Trutter joined our board of directors in April 2013.  He previously served as the Chief Executive Officer of the Deerfield Capital Corp  (NYSE/NASDQ: DFR) from its founding in December 2004 until April 2011 and the Chief Executive Officer and Chief Investment Officer of Deerfield Capital Management LLC, an indirect wholly-owned subsidiary of Deerfield Capital Corp, from 2007 to 2011.  Upon the merger of CIFC Corp. and Deerfield Capital Corp in 2011, Mr. Trutter became Vice Chairman of the board of CIFC Corp.  Mr. Trutter left the board of CIFC Corp. in May 2012.   From 1989 to 2000 Mr. Trutter was a Managing Director of Scudder Kemper Investments, and served as a member of the firm’s Fixed Income Management Committee. Mr. Trutter received a B.A. from the University of Southern California and M.M from the J.L. Kellogg Graduate School of Management at Northwestern University. He is a Certified Public Accountant. The Board believes that Mr. Trutter’s experience from serving as Chief Executive Officer of Deerfield Capital Corp. and from other senior executive roles he has held over the last 20 years qualifies him to serve on the Board.

Alan Swimmer joined our board of directors in April 2013.  Since September 2014, he has served as Managing Director of Environmental Financial Products. Previously, he served as President of Prescient Ridge Management, a Commodity Trading Advisor. Prior to PRM Mr. Swimmer spent over 26 years in the Futures and Options industry, building and running futures commission merchant businesses including from 2002 to 2008 as  Head of U.S. Futures at Bear Stearns and then as Head of North

American Futures Sales at JP Morgan following its purchase of Bear Stearns. Prior to Bear Stearns, Mr. Swimmer was with Citigroup from 1990-2002 and was head of its Chicago futures office.   Mr. Swimmer received a B.A. in psychology from Washington University in St. Louis, where he is currently Vice Chair of the Alumni Board of Governors. Mr. Swimmer has been on the Board of Directors of the Minneapolis Grain Exchange since 2008. The Board believes that Mr. Swimmer’s experience from serving in various senior executive roles over the last 20 years and from his serving on the Board of Directors of the Minneapolis Grain Exchange qualifies him to serve on the Board.

Jeffrey Hayzlett joined our board of directors in April 2013.  He is the Chief Executive Officer of The Hayzlett Group, a provider of strategic business consulting services he founded in May 2010, and of TallGrass Public Relations, a public relations firm he founded in July 2010. From May 2006 to May 2010, Mr. Hayzlett served as Chief Marketing Officer at Eastman Kodak Company. Prior to that, he founded a private business development and public relations firm specializing in the technology and visual communications industries, and held senior management positions in strategic business development and marketing at several companies, including Cenveo, Webprint and Colorbus, Inc. He has also served in staff positions in the United States Senate and House of Representatives. Mr. Hayzlett serves on the boards of several private companies, including itracks and Vdopia. The Board believes that Mr. Hayzlett’s extensive sales and marketing-related experience and executive experience qualifies him to serve on the Board.

Classes of Directors

Our board of directors is divided into three classes, being divided as equally as possible with each class having a term of three years. Mr. Sachs and Mr. Trutter are the Class I directors, whose terms of office will continue until the annual meeting of stockholders in 2016 and until their respective successors are duly elected and qualified. Mr. Swimmer and Mr. Shrear are the Class II directors, whose terms of office will continue until the annual meeting of stockholders in 2017 and until their respective successors are duly elected and qualified. Mr. Michelson and Mr. Hayzlett are the Class III directors, whose terms of office will continue until the annual meeting of stockholders in 2015 and until their respective successors are duly elected and qualified.

Independence of Directors

As a result of our securities being listed on the Nasdaq Global Market, we adhere to the rules of that exchange in determining whether a director is independent. The Nasdaq Global Market requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that Mr. Shrear, Mr. Swimmer, Mr. Trutter and Mr. Hayzlett are independent directors.

Audit Committee

Our audit committee consists of Mr. Shrear, Mr. Swimmer and Mr. Trutter (Chairperson). Each is an independent director and, as required by Nasdaq rules, has not participated in the preparation of our financial statements at any time during the past three years and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in such member’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Our board of directors has determined that Mr. Trutter satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

The audit committee’s duties include, among other things:

•

reviewing and discussing with management and the independent registered public accountant our annual and quarterly financial statements;

•

discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•

discussing with management major risk assessment and risk management policies;

•

monitoring the independence of the independent auditor;

•

verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•

reviewing and approving all transactions between us and related persons;

•

inquiring and discussing with management our compliance with applicable laws and regulations and our code of ethics;

•

pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•

appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Compensation Committee

Our compensation committee consists of Mr. Hayzlett, Mr. Swimmer (Chairperson) and Mr. Trutter.  Each is a non-employee director who is independent in accordance with the Nasdaq Global Market listing standards and the rules and regulations of the SEC and the Internal Revenue Service. Among other functions, the compensation committee will oversee the compensation of our chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites, and administer any such plans or programs as required by the terms thereof.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Hayzlett (Chairperson), Mr. Shrear and Mr. Trutter, each of whom is an independent director. The principal duties and responsibilities of our nominating and corporate governance committee will be to identify qualified individuals to become board members, recommend to the board individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the board our corporate governance guidelines.

Director Nominees

Our nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. Our nominating committee will considers persons identified by our stockholders, management, investment bankers and others. In general, the committee believes that persons to be nominated should be actively engaged in business, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating and corporate governance committee will evaluate each individual in the context of the board as a whole, with the objective of recommending a group of persons that it believes can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating and corporate governance committee will not distinguish among nominees recommended by stockholders and other persons.

Specifically, the guidelines for selecting nominees provide that our nominating committee expects to consider and evaluate candidates based on, among other factors, the following criteria:

•

Independence under the rules of the Nasdaq Global Market;

•

Accomplishments and reputations, both personal and professional;

•

Relevant experience and expertise;

•

Knowledge of our company and issues affecting our company;

•

Moral and ethical character; and

•

Ability to commit the required time necessary to discharge the duties of board membership.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our executive officers, directors and employees, its subsidiaries and its controlled affiliates in accordance with applicable federal securities laws. A copy of the code of conduct and ethics is available on our website.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the board of directors or to specified individual directors, including the Executive Chairman or any non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our legal counsel and, depending on the content, will be:

•

forwarded to the addressees or distributed at the next scheduled board meeting;

•

if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;

•

if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;

•

if they relate to the recommendation of the nomination of an individual, forwarded to the nominating and corporate governance committee or discussed at the next scheduled nominating and corporate governance committee meeting; or

•

if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the board of directors at the next scheduled board meeting.

Item 11. Executive Compensation

Executive Officer Compensation

The following provides an overview of our compensation policies and programs and identifies the elements of compensation for 2014 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2014, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2014 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2014. Our named executive officers for 2014 are Gregory H. Sachs, who serves as our Executive Chairman; Robert Michelson, who serves as our Chief Executive Officer;  Loren Buck, who serves as our Chief Operating Officer; and Garry K. McGuire, who served as our Chief Executive Officer until his resignation on July 22, 2014. William Cole, our former Chief Financial Officer, retired on November 28, 2014.

Our compensation committee determines, or recommends to the full board of directors for determination, the salaries and other compensation of our named executive officers and makes grants under, and administers, our equity compensation plan. The compensation committee did not engage or consult with any compensation consultants or advisors during the year ended December 31, 2014.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, summarized below.

Robert Michelson

In connection with his appointment as interim President and Chief Executive Officer, Mr. Michelson entered into an employment agreement (the “Michelson Employment Agreement”) with SCG Financial Merger I Corp. (“SCG Intermediate”), a wholly-owned subsidiary of the Company, effective as of July 22, 2014. Mr. Michelson will provide his services as President and Chief Executive Officer of the Company through the Michelson Employment Agreement with SCG Intermediate. The Michelson Employment Agreement provides for a term of two and a half years, subject to extension by mutual agreement of the parties. Pursuant to the Michelson Employment Agreement, Mr. Michelson will also serve as a member of the Board of Directors of the Company and its subsidiaries. Under the Michelson Employment Agreement, Mr. Michelson is entitled to receive an annual salary of $350,000 per year, subject to annual increases at the discretion of the Board of Directors. Mr. Michelson will also be entitled to a quarterly bonus, beginning with the fourth calendar quarter of 2014, of up to $100,000, subject to the achievement of performance criteria established by the Board after the Board’s consultation with Mr. Michelson.

The Michelson Employment Agreement also provides that in connection with the commencement of his employment, Mr. Michelson is entitled to receive a stock option to purchase 500,000 shares of the Company’s common stock under the Company’s 2013 Equity Incentive Plan (the “Plan”). The option vests as to 16.67% of the shares subject thereto at the end of the sixth calendar month following the grant date, and as to one thirty-sixth of the shares subject thereto at the end of each calendar month thereafter. In addition, Mr. Michelson will be entitled to receive up to two additional stock option grants to purchase 100,000 shares of common stock each, if the average closing price of the Company’s common stock exceeds $6.00 or $10.00, respectively for a period of 20 consecutive business days, in each case subject to a three year vesting schedule commencing on the grant date. All stock options granted pursuant to the Michelson Employment Agreement will have an exercise price equal to the fair market value of the Company’s common stock on the grant date.

The Michelson Employment Agreement will automatically terminate upon Mr. Michelson’s death and will be terminable at the option of SCG Intermediate for “cause” or if Mr. Michelson becomes “disabled” (each as defined in the Michelson Employment Agreement). If SCG Intermediate terminates the Michelson Employment Agreement without “cause” or Mr. Michelson is deemed to have been “constructively terminated” (as defined in the Michelson Employment Agreement), SCG Intermediate will be obligated to pay to Mr. Michelson all accrued but unpaid salary and benefits and will be required to continue to pay Mr. Michelson’s base salary until (1) if the termination occurs within the first six months of the term of the Michelson Employment Agreement, the six month anniversary of his termination date, or (2) if the termination occurs after the first six months of the term of the Michelson Employment Agreement, the later of the end of the term of Mr. Michelson’s employment or the twelve month anniversary of his termination date. The payment of any severance benefits under the Michelson Employment Agreement will be subject to Mr. Michelson’s execution of a release of all claims against SCG Intermediate and its affiliates on or before the 21st day following his separation from service.

The Michelson Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Michelson Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Michelson Employment Agreement and for one year thereafter.

On December 11, 2014, the board of directors of the Company appointed Mr. Michelson to serve as President and Chief Executive Officer, removing the “interim” designation.

Loren Buck

On July 22, 2014, the Board promoted Loren Buck from Executive Vice President of Strategy and Business Operations to Chief Operating Officer of the Company.  Mr. Buck had a pre-existing employment agreement (the “Buck Employment Agreement”) with SCG Intermediate, effective as of June 3, 2013. Mr. Buck will provide his services as Chief Operating Officer of the Company through the Buck Employment Agreement with SCG Intermediate. Mr. Buck is an “at will” employee of the Company. Under the Buck Employment Agreement, Mr. Buck is entitled to receive an annual salary of $275,000 per year, subject to annual increases at the discretion of the Board of Directors. Mr. Buck will also be entitled to an annual bonus, beginning with fiscal year 2013, of up to $120,000, subject to the achievement of EBITDA performance criteria.  Mr. Buck also received a signing bonus of $125,000 in 2013.

The Buck Employment Agreement also provides that in connection with the commencement of his employment, Mr. Buck is entitled to receive a stock option to purchase 100,000 shares of the Company’s common stock under the Company’s 2013 Equity Incentive Plan (the “Plan”). The option vests as to 1/3rd of the shares subject thereto at the 1st year anniversary of the Vesting Base Date (April 8, 2013), and 1/3rd on the 2nd and 3rd year anniversary of the Vesting Base Date thereafter. All stock options granted pursuant to the Buck Employment Agreement will have an exercise price equal to the fair market value of the Company’s common stock on the grant date.

The Buck Employment Agreement will automatically terminate upon Mr. Buck’s death and will be terminable at the option of SCG Intermediate for “cause” or if Mr. Buck becomes “disabled” (each as defined in the Buck Employment Agreement). If SCG Intermediate terminates the Buck Employment Agreement without “cause” or Mr. Buck is deemed to have been “constructively terminated” (as defined in the Buck Employment Agreement), SCG Intermediate will be obligated to pay to Mr. Buck all accrued but unpaid salary and benefits and will be required to continue to pay Mr. Buck’s base salary until the six month anniversary of his termination date. The payment of any severance benefits under the Buck Employment Agreement will be subject to Mr. Buck’s execution of a release of all claims against SCG Intermediate and its affiliates on or before the 21st day following his separation from service.

The Buck Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Buck Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Buck Employment Agreement and for one year thereafter.

Gregory H. Sachs

On August 13, 2013, we entered into an employment agreement with Gregory H. Sachs, our Executive Chairman, pursuant to which Mr. Sachs holds the office of Executive Chairman and serves on our board of directors. Pursuant to the employment agreement, Mr. Sachs agreed to serve as Executive Chairman for a five year term commencing on August 13, 2013, subject to extension by mutual agreement of us and Mr. Sachs. Mr. Sachs is permitted to engage in other activities during the term of the employment agreement, so long as such activities do not violate the non-competition covenants contained in the employment agreement. Under the employment agreement, Mr. Sachs is entitled to receive a minimum annual salary of $250,000 per year. In addition to reimbursement for routine business and travel expenses, Mr. Sachs is also entitled to reimbursement for (i) use of a private aircraft for travel that is primarily for a purpose related to Mr. Sachs’ duties under the employment agreement and (ii) 50% of the rent for office space leased by Mr. Sachs, including monthly rent (the full amount of which is currently $9,921) and build-out expenses in the total amount of $62,000.

The employment agreement will automatically terminate upon Mr. Sachs’ death and will be terminable at our option for “cause” or if Mr. Sachs becomes “disabled” (each as defined in the employment agreement). If we terminate the employment agreement without “cause” or Mr. Sachs is deemed to have been “constructively terminated” (as defined in the employment agreement), we will be obligated to pay to Mr. Sachs all accrued but unpaid salary and benefits and will be required to continue to pay Mr. Sachs’ base salary until the later of the end of the five-year term of the agreement or the twelve month anniversary of his termination date. In addition, we will be required to make a lump sum payment to Mr. Sachs equal to the lesser of (i) 2% of the enterprise value of the Company at the end of the calendar month preceding the date of termination and (ii) $5,000,000, and all unvested equity awards (if any) granted to Mr. Sachs prior to the date of his termination will become fully vested as of the termination date. The payment of any severance benefits under the employment agreement will be subject to Mr. Sachs’ execution of a release of all claims against us on or before the 21st day following his separation from service.

On December 22, 2014, Mr. Sachs notified the Company that, effective immediately, he would (i) defer receipt of the salary payable to him pursuant to the Executive Employment Agreement, dated August 13, 2013, between Mr. Sachs and the Company, which deferred salary will accrue until the Company’s cash position improves and (ii) not seek reimbursement from the Company for Mr. Sachs’ use of a private jet for Company-related travel purposes until further notice.

Garry K. McGuire

On April 25, 2013, SCG Intermediate entered into an employment agreement with Garry K. McGuire. Mr. McGuire provided his services as our Chief Executive Officer through this employment agreement with RMG Intermediate. Pursuant to the employment agreement, Mr. McGuire agreed to serve as Chief Executive Officer of RMG Intermediate for a three year term commencing on April 25, 2013. On July 22, 2014, Garry K. McGuire, Jr. resigned as Chief Executive Officer and as a member of the Board of Directors of RMG Networks Holding Corporation, effective immediately. Mr. McGuire also resigned from all positions as an officer or director of the Company’s subsidiaries.

In connection with his resignation, on July 23, 2014 Mr. McGuire entered into a confidential separation agreement and general release (the “Separation Agreement”) with the Company. Following a revocation period provided for by the Separation Agreement, Mr. McGuire received a lump sum payment equal to Mr. McGuire’s annual base salary, less applicable taxes and withholdings. With respect to Mr. McGuire’s outstanding stock bonus incentive award under the Plan, the Separation Agreement provides that 100,000 shares of the Company’s common stock will be issued to Mr. McGuire. The Separation Agreement contains confidentiality provisions and a mutual release of claims (subject to certain exceptions).

William Cole

On August 14, 2013, we entered into an employment agreement with William Cole, our former Chief Financial Officer, with an effective date of August 1, 2013. Pursuant to the employment agreement, which was amended effective August 1, 2014, Mr. Cole agreed to serve as our Chief Financial Officer for a one year term commencing on the effective date, subject to extension by mutual agreement of us and Mr. Cole. Under the employment agreement, Mr. Cole was entitled to receive an annual salary of $275,000 per year. Mr. Cole was also entitled to an annual bonus of up to $120,000 based on our achievement of certain earnings before interest, taxes and depreciation targets to be established by our board of directors on an annual basis.

Mr. Cole retired, effective November 28, 2014, to attend to personal health issues.

Except as described above, we are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers in 2013 and 2014 (and, in the case of Mr. Cole, for the period from January 1, 2013 through April 18, 2013 with our predecessor, Symon).

						Non-Equity	All Other
				Stock	Option	Incentive Plan	Compensation
Name and		Salary	Bonus	Awards (1)	Awards(2)	Compensation	(8)	Total
Principal Positions	Year	($)	($)	($)	($)	($)	($)	($)
Gregory H. Sachs	2014	240,121	-	-	-	-		240,121
Executive Chairman (3)	2013	156,250	-	-	3,323,000	-		3,479,250
Robert Michelson	2014	157,090	-	-	590,000	-	65,633(9)	812,723
Chief Executive Officer
Loren Buck	2014	275,206	50,000	-	-	-		325,206
Chief Operating Officer(4)
Garry K. McGuire, Jr.	2014	712,500	200,000					912,000
Chief Executive Officer (5)	2013	337,500	412,500	2,800,000	-	-		3,550,000
William Cole	2014	285,747	87,500					373,247
Chief Financial Officer (6)	2013	245,833	450,000(7)	-	291,000	-		1,101,833

(1)

Amount represents the full grant date fair value of the restricted stock award granted calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Reflects the accounting expense that we will recognize over the vesting term for the award and does not correspond to the actual value that will be realized by the executive, if any.

(2)

Amounts represent the full grant date fair value of option awards granted to our named executive officers during 2013 and 2014 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the executives, if any.

(3)

Mr. Sachs was appointed Executive Chairman on April 8, 2013, upon the consummation of our acquisition of RMG. Prior to that, Mr. Sachs had served as our Chairman, Chief Executive Officer and President since our inception. Prior to the consummation of our acquisition of RMG, Mr. Sachs did not receive any compensation (cash or non-cash) for services rendered on our behalf. Mr. Sachs received reimbursements of $149,937 in 2013 and $280,532 in 2014 for specific business expenses, including the use of a private jet (2013: $78,532; 2014: $149,882) a personal assistant (2013: $14,493; 2014: $65,049) and 50% of office rent (2013: $56,912; 2014: $65,601) for performing duties outlined in his employment agreement. On December 22, 2014, Mr. Sachs notified the Company that, effective immediately, he would (i) defer receipt of the salary payable to him pursuant to the Executive Employment Agreement, dated August 13, 2013, between Mr. Sachs and the Company, which deferred salary will accrue until the Company’s cash position improves and (ii) not seek reimbursement from the Company for Mr. Sachs’ use of a private jet for Company-related travel purposes until further notice.

(4)	Mr. Buck was appointed Chief Operating Officer on July 22, 2014.
(5)

Mr. McGuire was appointed Chief Executive Officer on April 8, 2013, upon the consummation of our acquisition of RMG. Prior to that, Mr. McGuire had served as Chief Executive Officer and Chief Revenue Officer of RMG. Mr. McGuire resigned on July 22, 2014, and the amount shown as salary in 2014 includes severance of $428,125. All compensation set forth in the Summary Compensation Table with respect to Mr. McGuire represents compensation earned following our acquisition of RMG.

(6)

Mr. Cole was appointed Chief Financial Officer on April 25, 2013, following the consummation of our acquisition of Symon. Prior to that, Mr. Cole had served as Chief Financial Officer of Symon, our predecessor. Mr. Cole retired on November 28, 2014.  Compensation set forth in the Summary Compensation Table with respect to Mr. Cole represents compensation earned with Symon for all of 2012 and from January 1, 2013 through April 18, 2013, and with us from April 19, 2013 through December 31, 2013.

(7)	Consists of a $400,000 acquisition bonus paid by Symon and a $50,000 bonus paid by us.
(8)

“All Other Compensation” consists of the following categories of potential compensation: “personal” legal fees, the incremental cost of each executive’s personal use of corporate aircraft, automobiles and properties, personal financial planning, cash flexible prerequisite payments, temporary housing, club memberships, excess liability insurance, health insurance requirements, security services, tax reimbursement payments, plan relocation, make whole payments, above-market interest, matching contributions, executive life insurance, other plan relocation and amounts accrued in connection with resignation, retirement, or termination. To the extent an executive officer received any such compensation, an explanatory footnote is provided in this table.

(9)	Consists of Company-paid airfare, car and apartment expenses for Robert Michelson for travel between Chicago, Illinois and Dallas, Texas, pursuant to the terms of his employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, unvested stock and equity incentive awards for each of our named executive officers that were outstanding as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that Have not Vested
Gregory H. Sachs	283,333(1)	566,667(1)	$8.10	April 8, 2023	-	-
Robert Michelson	-	500,000(2)	$2.45	July 22, 2024	-	-
Loren Buck	33,333(1)	66,667(1)	$8.10	April 8, 2023	-	-
Garry K. McGuire, Jr.	-	-	-	-	-	-
William Cole	-	-	-	-	-	-

(1)

Such option vests in three equal annual installments, commencing on April 8, 2014.

(2)

Such option vests 1/6th commencing January 31, 2015, thereafter 1/36th of the option at the end of each calendar month following January 31, 2015.

Director Compensation

Our board of directors adopted a compensation plan for non-employee directors of the board, effective in 2013. Pursuant to the director compensation plan, our non-employee directors is paid $25,000 annually, and the director serving as the chair of the audit committee is paid an additional $25,000 annually, in each case paid in quarterly installments. In addition, each non-employee director is granted 5,000 shares of our common stock annually (with the first such awards granted in March 2014). We will also reimburse directors for reasonable travel and other expenses in connection with attending meetings of the board. None of our non-employee directors received compensation for service prior to the consummation of our acquisition of RMG.

The following table provides compensation information for our non-employee directors for 2014.

Name	Fees Earned or Paid in Cash	Fees Earned or Paid in Stock	Total
Marvin Shrear	$25,000	$29,116	$54,116
Jonathan Trutter	50,000	29,116	79,116
Alan Swimmer	25,000	29,116	54,116
Jeffrey Hayzlett	25,000	29,116	54,116

Compensation Committee Interlocks and Insider Participation

Jeffrey Hayzlett, Alan Swimmer and Jonathan Trutter served on the Compensation Committee in 2014. No member of the committee has served as one of our officers or employees at any time. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 31, 2015 by:

•

each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•

each of our executive officers;

•

each of our directors; and.

•

all of our executive officers and directors as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 12,167,756 shares of common stock outstanding as of March 31, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2015, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. For purposes of this table, shares of Common Stock issuable upon conversion of the Series A Preferred Stock are not included, as such shares may not be issued unless stockholder approval of the Proposal is obtained.

Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.  Except as indicated in the footnotes to this table, the address for each beneficial owner is c/o RMG Networks Holding Corporation, 15301 Dallas Parkway, Suite 500, Addison, Texas 75001.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate percentage of outstanding Shares
Gregory H. Sachs(1)	3,797,262	24.9%
Donald R. Wilson, Jr.(2)	6,512,545	44.3%
PAR Investment Partners, L.P.(3)	1,112,293	9.1%
Paul Packer(4)	886,141	7.3%
AQR Capital Management, LLC(5)	767,040	5.9%
Robert Michelson(6)	138,906	1.1%
Loren Buck(7)	99,666	*
Jeffrey Hayzlett	10,680	*
Marvin Shrear	5,000	--
Alan Swimmer(8)	5,700	*
Jonathan Trutter	5,000	--
All directors and executive officers as a group (seven individuals)	4,062,214	26.2%

 *

Less than 1%.

(1)

Consists of (i) 437,456 shares held by a revocable trust (the “Revocable Trust”), (ii) 116,950 shares held by a family trust (the “Family Trust”), (iii) 142,857 shares held by the Sponsor which are subject to forfeiture in the event that the last sale price of the Company’s common stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of our initial business combination, (iv) 2,533,333 shares issuable upon the exercise of warrants that are currently exercisable (of which 2,133,333 such warrants are held by the Revocable Trust and 400,000 such warrants are held by the Family Trust) and (v) 566,666 shares which Mr. Sachs has the right to acquire upon the exercise of options exercisable within 60 days of March 31, 2015. Mr. Sachs is the trustee and beneficiary of the Revocable Trust and the children of Mr. Sachs are the beneficiaries under the Family Trust. Mr. Sachs is a manager of the Sponsor and ultimately controls the voting and dispositive power of 142,857 shares of common stock of the Company owned by the Sponsor. Mr. Sachs disclaims beneficial ownership of any securities of the Company over which he does not have a pecuniary interest. Number of shares beneficially owned excludes 7,333,333 Conversion Shares that will be issued to White Knight Capital Management LLC, an affiliate of Mr. Sachs, if the Proposal is approved.

(2)

Based on an amendment to Schedule 13D filed on April 1, 2015 by DOOH, DOOH Investment Manager LLC, DRW (“DRW”), DRW Commodities, LLC and Donald R. Wilson, Jr. Consists of (i) 2,354,450 shares held by DRW, (ii) 1,339,048 shares held by DOOH, (iii) 285,714 shares held by the Sponsor (including the 142,857 shares reported in footnote (1)) which are subject to forfeiture in the event that the last sale price of the Company’s common stock does not equal or exceed $12.00 per share for any 20 trading days within any 30 trading day period within 24 months following the closing of our initial business combination, and (iv) 2,533,333 shares which DOOH has the right to acquire upon the exercise of warrants that are currently exercisable. Number of shares beneficially owned excludes 8,666,666 Conversion Shares that will be issued to Children’s Trust C/U the Donald R. Wilson 2009 GRAT #1, an entity related to DOOH, if the Proposal is approved. The business address of Mr. Wilson is 540 W. Madison Street, Suite 2500, Chicago, Illinois 60661.

(3)

Based on a Schedule 13G filed on April 21, 2014 on behalf of (i) PAR Investment Partners, L.P. (“PAR Investment Partners”), a Delaware limited partnership, (ii) PAR Group, L.P. (“PAR Group”), a Delaware limited partnership and (iii) PAR Capital Management, Inc. (“PAR Capital Management”), a Delaware corporation. The sole general partner of PAR Investment Partners is PAR Group. The sole general partner of PAR Group is PAR Capital Management. All shares listed in this footnote 3 are held by PAR Investment Partners.  Each of PAR Group and PAR Capital Management may be deemed to be the beneficial owner of all shares held directly by PAR Investment Partners. Number of shares beneficially owned excludes 2,475,000 Conversion Shares that will be issued to PAR Investment Partners if the Proposal is approved. The business address of each of PAR Investment Partners, PAR Group and PAR Capital Management is One International Place, Suite 2401, Boston, Massachusetts 02110.

(4)

Based on an amendment to Schedule 13G filed on February 13, 2015 by Globis Capital Partners, L.P., Globis Capital Advisors, L.L.C., Globis Overseas Fund, Ltd., Globis Capital Management, L.P., Globis Capital, L.L.C. and Paul Packer. Consists of (i) 741,513 shares of common stock held by Globis Capital Partners, L.P. and (ii) 144,628 shares of common stock held by Globis Overseas Fund, Ltd. Mr. Packer is the managing member of Globis Capital Advisors, L.L.C., which is the general partner of Globis Capital Partners, L.P. Mr. Packer is also the managing member of Globis Capital, L.L.C., which is the general partners of Globis Capital Management, L.P., which serves as investment manager to, and has investment discretion over the securities held by, Globis Capital Partners, L.P. and Globis Overseas Fund, Ltd. Mr. Packer is deemed to have beneficial ownership of the shares held by Globis Capital Partners, L.P. and Globis Overseas Fund, Ltd. Mr. Packer’s business address is 805 Third Avenue, 15th Floor, New York, NY 10022.

(5)

Based on a Schedule 13G filed by February 17, 2015 by AQR Capital Management, LLC. Consists of shares which AQR Capital Management, LLC has the right to acquire upon exercise of warrants that are currently exercisable. The business address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(6)

Consists of shares which Mr. Michelson has the right to acquire upon the exercise of options exercisable within 60 days of March 31, 2015. Number of shares beneficially owned excludes 100,000 Conversion Shares that will be issued to Mr. Michelson if the Proposal is approved.

(7)

Includes 66,666 shares which Mr. Buck has the right to acquire upon the exercise of options exercisable within 60 days of March 31, 2015. Number of shares beneficially owned excludes 30,000 Conversion Shares that will be issued to Mr. Buck if the Proposal is approved.

(8)	Number of shares beneficially owned excludes 250,000 Conversion Shares that will be issued to Mr. Swimmer if the Proposal is approved.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our audit committee, pursuant to our written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

The Sponsor is entitled to registration rights pursuant to a registration rights agreement. The Sponsor will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of our common stock, the Sponsor Warrants and the shares of our common stock underlying the Sponsor Warrants, commencing on the date such shares of common stock or Sponsor Warrants are eligible. We will bear the expenses incurred in connection with the filing of any such registration statements.

On August 14, 2013, we entered into a management services agreement (the “Services Agreement”) with DOOH, which together with certain of its affiliates is a significant stockholder of ours. Pursuant to the Services Agreement, DOOH will provide management consulting services to us and our subsidiaries with respect to financing, acquisitions, sourcing, diligence and strategic planning, as requested by our Executive Chairman. In consideration for such services, on or about August 14, 2013, we issued to DOOH 120,000 shares of our common stock, pursuant to an equity grant under our 2013 Equity Incentive Plan, and we will pay to DOOH an annual management fee in the amount of $50,000. The Services Agreement has a term of two years, subject to early termination upon a sale of the Company or at any time in our discretion, upon 60 days’ written notice to DOOH.

On July 15, 2014, we entered into a Third Amendment (the “Third Amendment”) to the Senior Credit Agreement. In connection with, and prior to the execution of, the Third Amendment, the Senior Lenders under the Senior Credit Agreement sold and assigned their interests in the Senior Credit Agreement to a new lender group that consists of (i) an entity affiliated with Gregory H. Sachs, the Company’s Executive Chairman, and (ii) an entity related to DOOH. In addition, Comvest Capital II, L.P. resigned from its position as administrative agent under the Senior Credit Agreement, and an affiliate of DOOH was appointed administrative agent. On November 13, 2014, we entered into a Fourth Amendment to the Senior Credit Agreement, which increased the principal amount of the term loan thereunder from $12 million to $14 million. On January 26, 2015, we entered into a Fifth Amendment to the Senior Credit Agreement, which increases the principal amount of the term loan thereunder  from $14 million to $16.2 million, and provided that upon receipt by the Borrowers of any payment of a specified purchase order from a customer in the amount of approximately $2.5 million, the Borrowers would, at the option of the Administrative Agent, be required to prepay a portion of the outstanding principal amount of the Term Loan in an amount equal to 85% of the amount received by Borrowers on account of such purchase order.

In March 2015, we consummated the Financing, as described under “Business – Recent Developments.”

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

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to our Company by Baker Tilly Virchow Krause, LLP for the fiscal years ended December 31, 2013 and 2014 are as follows:

	2013	2014
Audit Fees(1)	$339,700	$348,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$21,100	$127,930
All Other Fees(4)	$12,400	$2,500
Total	$373,200	$405,930

(1)

Audit Fees consist of fees incurred for the audits of our annual consolidated financial statements and internal control over financial reporting, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and for fees incurred related to other SEC filings.

(2)

Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.

(3)

Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.

(4)

All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee may delegate the authority to pre-approve the retention of the independent registered public accounting firm for permitted non-audit services to one or more members of the committee, provided that such persons are required to present the pre-approval of any permitted non-audit service to the committee at the next meeting following any such pre-approval. All services listed above performed by the independent registered public accounting firm under the categories Audit-Related, Tax and All Other Fees described above were pre-approved by the committee pursuant to the de minimis exception established by the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)

Financial Statements

Consolidated Financial Statements:

•

Report of Independent Registered Public Accounting Firm;

•

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013;

•

Consolidated Statements of Comprehensive Income (Loss) for the year-ended December 31, 2014, the period from April 20, 2013 through December 31, 2013 and the period from February 1, 2013 through April 19, 2013;

•

Consolidated Statements of Stockholders’ Equity (Deficit) for the for the year-ended December 31, 2014, the period from April 20, 2013 through December 31, 2013; and the period from February 1, 2013 through April 19, 2013;

•

Consolidated Statements of Cash Flows for the year-ended December 31, 2014, the period from April 20, 2013 through December 31, 2013 and the period from February 1, 2013 through April 19, 2013.

(3)

Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

RMG Networks Holding Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of RMG Networks Holding Corporation (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2014; for the period from April 20, 2013 through December 31, 2013 and the period from February 1, 2013 through April 19, 2013.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMG Networks Holding Corporation as of December 31, 2014 and 2013 and the results of their operations and cash flows for the year ended December 31, 2014; for the period from April 20, 2013 through December 31, 2013 and the period from February 1, 2013 through April 19, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

April 9, 2015

RMG Networks Holding Corporation

Consolidated Balance Sheets

December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,076,708	$8,235,566
Accounts receivable, net	15,748,394	22,731,678
Inventory, net	1,460,876	4,633,213
Deferred tax assets	6,671	63,617
Other current assets	1,297,893	2,224,547
Total current assets	21,590,542	37,888,621
Property and equipment, net	5,685,797	3,548,985
Intangible assets, net	11,518,997	38,782,000
Goodwill	-	28,642,398
Loan origination fees	743,082	971,726
Other assets	250,363	496,879
Total assets	$39,788,781	$110,330,609
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,697,465	$6,606,200
Revenue share liabilities	3,861,967	3,998,794
Accrued liabilities	4,306,255	4,510,848
Loss on long-term contract	2,648,644	-
Deferred revenue	9,358,510	10,074,420
Total current liabilities	24,872,841	25,190,262
Notes payable – non current (related party)	14,000,000	8,000,000
Warrant liability	1,447,308	4,573,123
Deferred revenue – non current	1,478,041	990,989
Deferred tax liabilities	-	6,430,853
Loss on long-term contract - non-current	1,035,804	-
Capital leases and other	843,030	392,558
Total liabilities	43,677,024	45,577,785
Commitment and Contingencies
Stockholders’ equity (deficit):
Common stock, $.0001 par value, (250,000,000 shares authorized; 12,467,756 and 11,920,583 shares issued, 12,167,756 and 11,920,583 shares outstanding, at December 31, 2014 and December 31, 2013, respectively.)	1,247	1,192
Additional paid-in capital	82,089,504	77,452,317
Accumulated comprehensive income (loss)	6,211	299,618
Retained earnings (accumulated deficit)	(85,505,205)	(13,000,303)
Treasury stock (300,000 shares)	(480,000)	-
Total stockholders’ equity (deficit)	(3,888,243)	64,752,824
Total liabilities and stockholders’ equity (deficit)	$39,788,781	$110,330,609

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

	Successor Company Twelve Months Ended December 31, 2014	Successor Company April 20, 2013 Through December 31, 2013	Predecessor Company February 1, 2013 Through April 19, 2013
Revenue:
Advertising	$16,507,209	$15,963,107	$-
Products	16,686,243	18,488,304	2,239,236
Maintenance and content services	16,095,033	7,537,024	3,594,520
Professional services	8,204,328	8,289,212	1,323,559
Total Revenue	57,492,813	50,277,647	7,157,315
Cost of Revenue:
Advertising	12,814,119	10,718,458	-
Products	12,334,834	11,974,491	1,498,135
Maintenance and content services	2,892,245	1,759,866	611,692
Professional services	5,896,578	5,232,781	861,640
Loss on long-term contract	2,732,050	-	-
Total Cost of Revenue	36,669,826	29,685,596	2,971,467
Gross Profit	20,822,987	20,592,051	4,185,848
Operating expenses:
Sales and marketing	18,837,363	12,681,559	1,729,871
General and administrative	18,880,668	12,871,283	1,739,348
Research and development	3,974,363	2,623,791	512,985
Acquisition expenses	378,193	2,095,250	3,143,251
Depreciation and amortization	6,805,087	4,956,622	140,293
Impairment of goodwill and intangible assets	51,108,782	-	-
Total operating expenses	99,984,456	35,228,505	7,265,748
Operating loss	(79,161,469)	(14,636,454)	(3,079,900)
Other Income (Expense):
Warrant liability income charge	665,324	1,960,211	-
Interest expense and other - net	(1,719,821)	(3,327,148)	(14,553)
Loss before income taxes	(80,215,966)	(16,003,391)	(3,094,453)
Income tax benefit	(7,711,064)	(3,003,088)	(540,897)
Net loss	(72,504,902)	(13,000,303)	(2,553,556)
Other comprehensive income (loss)
Foreign currency translation adjustments	(293,407)	299,618	(121,144)
Total comprehensive loss	$(72,798,309)	$(12,700,685)	$(2,674,700)
Net loss per share:
Basic and diluted net loss per share of Common Stock	$(5.96)	$(1.40)	-
Basic and diluted net loss per share of Class L Common Stock	-	-	$(2.55)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	12,155,694	9,270,466	-
Weighted average shares used in computing basic and diluted net loss per share of Class L Common Stock	-	-	1,000,000
Weighted average shares used in computing basic and diluted net loss per share of Class A Non-Voting Common Stock	-	-	68,889

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Stockholders’ Equity (Predecessor Company)

	Stock - Class L	Stock - Class A	Paid-In Capital	Notes Receivable - Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity

Balance – January 31, 2013	$10,000	$689	$10,149,643	$(207,025)	$(38,940)	$9,736,790	$19,651,157
Accrued interest - stock notes receivable	-	-	-	(2,054)	-	-	(2,054)
Net loss	-	-	-	-	-	(2,553,556)	(2,553,556)
Foreign currency translation adjustments	-	-	-	-	(121,144)	-	(121,144)

Balance – April 19, 2013	$10,000	$689	$10,149,643	$(209,079)	$(160,084)	$7,183,234	$16,974,403

See accompanying notes to consolidated financial statements.

 RMG Networks Holding Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance – April 20, 2013	$628	$34,632,474	$-	$-	$-	$34,633,102
Sale of common stock	537	39,390,063	-	-	-	39,390,600
Expenses incurred in sale of common stock	-	(274,815)	-	-	-	(274,815)
Consulting fees	12	959,988	-	-	-	960,000
Loan origination fees	15	868,485	-	-	-	868,500
Stock-based compensation	-	1,876,122	-	-	-	1,876,122
Foreign currency translation adjustments	-	-	299,618	-	-	299,618
Net Income (Loss)	-	-	-	(13,000,303)	-	(13,000,303)
Balance – December 31, 2013	$1,192	$77,452,317	$299,618	$(13,000,303)	$0	$64,752,824
RSU Conversion	10	(10)	-	-	-	0
Stock for Warrant swap	43	2,460,448	-	-	-	2,460,491
Director's Compensation	2	116,462	-	-	-	116,464
Stock-based compensation	-	2,060,287	-	-	-	2,060,287
Foreign currency translation adjustments	-	-	(293,407)	-	-	(293,407)
Treasury Shares	-	-	-	-	(480,000)	(480,000)
Net Income (Loss)	-	-	-	(72,504,902)	-	(72,504,902)
Balance – December 31, 2014	$1,247	$82,089,504	$6,211	$(85,505,205)	$(480,000)	$(3,888,243)

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

For The Year Ended December, 2014, and Periods Ended December 31, 2013 and April 19, 2013

	Successor Company Twelve Months Ended December 31, 2014	Successor Company April 20, 2013 Through December 31, 2013	Predecessor Company February 1, 2013 Through April 19, 2013

Cash flows from operating activities
Net loss	$(72,504,902)	$(13,000,303)	$(2,553,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,805,087	4,956,622	140,293
Change in warrant liability	(665,324)	(1,960,211)	-
Impairment of intangible assets and goodwill	51,108,782	-	-
Stock-based compensation	2,060,287	1,876,122	-
Non-cash treasury stock	(480,000)	-	-
Loan origination fees	228,644	829,324	-
Non-cash consulting expense	504,750	175,250	-
Non-cash directors' fees	116,464	-	-
Interest capitalized as debt		135,000	-
Deferred tax (benefit)	(6,990,895)	(3,059,732)	(12,294)
Changes in operating assets and liabilities:
Accounts receivable	7,649,905	(11,226,354)	2,846,332
Inventory	3,172,337	(1,155,725)	(488,722)
Other current assets	1,070,132	(650,241)	(154,529
Other assets, net	(258,234)	94,802	12,572
Accounts payable	(1,863,428)	4,618,337	(2,978,808)
Accrued liabilities	(281,719)	184,623	(767,991)
Deferred revenue	(949,872)	5,165,359	(372,579)
Loss on contract	3,347,624	-	-
Other non-current liabilities	(799,728)	-	-
Net cash used in operating activities	(8,730,090)	(13,017,127)	(4,329,282)

Cash flows from investing activities
Acquisition of Symon Holdings Corporation	-	(209,079)	-
Purchases of property and equipment	(2,293,436)	(2,643,574)	(86,470)
Net cash used in investing activities	(2,293,436)	(2,852,653)	(86,470)

Cash flows from financing activities
Proceeds from debt	6,000,000	3,647,863	-
Repayments of debt	-	(29,782,863)	-
Proceeds from sale of stock	-	39,390,600	-
Expenses related to sale of stock	-	(274,815)	-
Net cash provided by financing activities	6,000,000	12,980,785	-

Effect of exchange rate changes on cash	(135,362)	299,618	(121,144)

Net decrease in cash and cash equivalents	(5,158,858)	(2,589,377)	(4,536,896)

Cash and cash equivalents, beginning of period	8,235,566	10,824,943	10,203,169

Cash and cash equivalents, end of period	$3,076,708	$8,235,566	$5,666,273

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,578,576	$2,081,529	$2,053
Cash paid during the period for income taxes	$186,509	$-	$150,000
Leasehold improvements acquired through landlord allowance	$1,250,200	$-	-
Issuance of common stock for warrants	$2,460,491	$-	$-

See accompanying notes to consolidated financial statements.

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

The Company sold 8,000,000 units in the Offering with total gross proceeds to the Company of $80,000,000. Each unit consisted of one share of common stock and one Warrant (the “Public Warrants”). The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating an Initial Business Combination.

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

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, EMEA and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. Payment is generally due ninety days or less from the invoice date and accounts more than ninety days are analyzed for collectability.  The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. Once all collection efforts have been exhausted, the account is written-off against the allowance.  The allowance for doubtful accounts was $270,636 at December 31, 2014, and $241,535 at December 31, 2013. As of and for the periods presented, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

	December 31,	December 31,
	2014	2013

Raw Materials	$445,917	$535,830
Finished Goods	1,014,959	4,097,383
Total	$1,460,876	$4,633,213

Property and Equipment

The Company records purchases of property and equipment at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets resulting from the acquisitions of RMG and Symon. Goodwill is tested annually at December 31 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the fair value of the assets of the reporting unit. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying value. Second, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (ASC) 805 Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit's goodwill.  The evaluation of goodwill impairment requires the Company to make assumptions about future cash flows of the reporting unit being evaluated that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

During the year ended December 31, 2014, the Company identified various indicators of impairment including declining stock price, recurring losses, strategic changes due to management changes and negative cash flows.  As a result, the Company performed interim goodwill impairment testing on both the Media and Enterprise reporting units.  The testing indicated that the carrying value of the Media reporting unit exceeded the fair value and a resulting goodwill impairment charge was recorded of $8,461,359 for the year ended December 31, 2014.   The interim 2014 impairment testing indicated no impairment of goodwill at the Enterprise reporting unit.

As of December 31, 2014, the Company completed its annual impairment test on the Enterprise reporting unit. The Company engaged an independent specialist to assist the Company in performing the two step impairment test. The Company determined that goodwill at the Enterprise reporting unit was impaired and the Company recorded an impairment charge of $20,798,027 for the year ended December 31, 2014. This impairment charge was equal to the remaining carrying value of goodwill at the Enterprise unit and is reflected in Note 3.

When evaluating the fair value of the Enterprise and Media reporting units in connection with the impairment testing, the Company used a combination of a market approach and a discounted cash flow model. Key assumptions used to determine the estimated fair value include: (a) expected cash flow for the seven-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate of 3.0% determined based on the growth prospects of the reporting unit; (c) discount rates ranging from 20% - 25% based on management’s best estimate of the after-tax weighted average cost of capital; and (d) comparable guideline public companies and transactions.  As a result of a strategic change and changes in the Company’s forecast during the fourth quarter of 2014, the fair value of the Enterprise reporting unit was valued using a discounted cash flow model.  Key assumptions used to determine estimated fair value included: (a) expected cash flow for the seven-year period following the testing date; (b) an estimated exit multiple based on EBITDA of 6x and (c) discount rate of 20% based on management’s best estimate of the after-tax weighted average cost of capital. The majorities of the inputs used in the discounted cash flow models are unobservable and thus are considered to be Level 3 fair value inputs.  See Note 11 for additional fair value disclosures.

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

In connection with the 2014 interim goodwill impairment testing noted above, the Company tested the recoverability of the intangible assets resulting in intangible asset impairment charge of $15,960,490 related to the Media segment’s intangible assets.  As of December 31, 2014, in connection with the annual goodwill impairment testing, the Company tested the intangible assets of the Enterprise segment for recoverability.  As a result the Company recorded an intangible asset impairment charge of $5,904,250 for the year ended December 31, 2014.

The Company’s Intangible Assets are being amortized as follows:

Acquired Intangible Asset:	Amortization Period: (years)
Software and technology	4
Customer relationships	6
Customer order backlog	1

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

There was no impairment of long-lived assets at December 31, 2014 or at December 31, 2013.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 6).  As of December 31, 2014 and 2013, the Company had no accrual recorded for uncertain tax positions.  U.S. income taxes have not been provided on $4.4 million of undistributed earnings of foreign subsidiaries as of December 31, 2014.  The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.  The company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•

Advertising

•

Products

•

Maintenance and content services

•

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

•

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

•

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

•

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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 94% of sales have historically been generated solely by the Company’s sales team, with 6% or less through resellers. In the United Kingdom, Western Europe, the Middle East and India, the situation is reversed, with around 74% of sales historically coming from the reseller channel. Overall, approximately 76% of the Company’s global revenues have historically been derived from direct sales, with the remaining 24% generated through indirect partner channels.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the financial statements approximates fair value due to the short-term maturity of these instruments; the short term debt and the long-term debt’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,296,302 held in foreign countries as of December 31, 2014 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at December 31, 2014 and December 31, 2013 are anti-dilutive.

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

The Company includes currency gains and losses on temporary intercompany advances in the determination of net loss. Currency gains and losses are included in interest and other expenses in the consolidated statements of comprehensive loss.

Business Segments

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10 - “Compensation – Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company's common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

2. Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2014	2013
Machinery & Equipment	$2,780,346	$2,058,217
Furniture & Fixtures	1,032,218	1,019,082
Software	702,999	567,900
Leasehold improvements	3,084,740	492,408
	7,600,303	4,137,607
Less accumulated appreciation & amortization	1,914,506	588,622
Property and equipment, net	$5,685,797	$3,548,985

Depreciation expense for the year ended December 31, 2014 was $1,325,884 and $588,622 for the period April 20, 2013 through December 31, 2013. Depreciation expense for the Predecessor Company for the period February 1 through April 19, 2013 was $130,771.

3. Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets, resulted from the valuation related to the acquisitions of RMG and Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”. As a result, the basis of the net assets and liabilities of RMG and Symon were adjusted to reflect their fair values and the appropriate amount of goodwill was recorded for the consideration given in excess of the fair values assigned to the net identifiable assets. The carrying value of goodwill and certain intangible assets has subsequently been reduced due to an impairment charge of $29,259,386 and $22,186,740, respectively.

The carrying amount of goodwill for the Enterprise unit was $0 and $20,181,039 at December 31, 2014 and December 31, 2013, respectively. The carrying amount of goodwill for the Media unit was $0 and $8,461,359 at December 31, 2014 and December 31, 2013, respectively. The carrying value of goodwill for the Enterprise and Media units has been completely written off in 2014 in connection with impairment charges discussed in Note 1.

The following table shows the carrying amount of goodwill:

	December 31,	December 31,
	2014	2013
Balance - beginning	$28,642,398	$-
Goodwill resulting from acquisitions occurring in April 2013	-	28,642,398
Purchase price accounting adjustment	616,988	-
Impairment charge	(29,259,386)	-
Balance - ending	$-	$28,642,398

The carrying value of the Company’s intangible assets at December 31, 2014 were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Charge for Impairments	Net carrying Amount
Software and technology	4	$9,200,000	$(3,048,000)	$(2,044,000)	$4,108,000
Customer relationships	6	22,200,000	(4,407,546)	(10,703,454)	7,089,000
Partner relationships	10	8,800,000	(1,201,714)	(7,598,286)	-
Tradenames and trademarks	10	1,700,000	(246,500)	(1,453,500)	-
Covenant not-to-compete	2	1,150,000	(762,500)	(387,500)	-
Customer order backlog	1	722,000	(400,000)		322,000
Total		$43,772,000	$(10,066,260)	$(22,186,740)	$11,519,000

The carrying values of the Company’s intangible assets at December 31, 2013, were as follows:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net carrying Amount
Software and technology	5	$9,200,000	$(1,288,000)	$7,912,000
Customer relationships	8	22,200,000	(1,942,500)	20,257,500
Partner relationships	10	8,800,000	(616,000)	8,184,000
Tradenames and trademarks	10	1,700,000	(119,000)	1,581,000
Covenant not-to-compete	2	1,150,000	(402,500)	747,500
Customer order backlog	1	400,000	(300,000)	100,000
Total		$43,450,000	$(4,668,000)	$38,782,000

Amortization expense for the twelve months ended December 31, 2014 was $5,398,263. Amortization expense for the period April 20 through December 31, 2013 was $4,368,000 and for the period February 1 through April 19, 2013 was $9,522.

Future amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

2015	$2,530,500
2016	2,208,500
2017	2,208,500
2018	2,208,500
2019	1,181,500
Thereafter	1,181,500
Total	$11,519,000

4. Notes Payable

Senior Credit Agreement

On April 19, 2013, the Company entered into a Credit Agreement (the “Senior Credit Agreement”) by and among it and certain of its direct and indirect domestic subsidiaries party thereto from time to time (including RMG and Symon) as borrowers (the “Borrowers”), certain of its direct and indirect domestic subsidiaries party thereto from time to time as guarantors (the “Guarantors” and, together with the Borrowers, collectively, the “Loan Parties”, and the financial institutions from time to time party thereto as lenders (the “Senior Lenders”)

The Senior Credit Agreement provided for a five-year $24 million senior secured term loan facility (the “Senior Credit Facility”), which was funded in full on April 19, 2013. The Senior Credit Facility is guaranteed jointly and severally by the Guarantors, and is secured by a first-priority security interest in substantially all of the existing and future assets of the Loan Parties (the “Collateral”), except for the accounts receivable of the company’s Media business segment which are pledged as collateral for the Company’s Revolving Accounts Receivable Borrowing Facility, the balance of which at December 31, 2014 was $2,568,722.

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

In connection with the Company's public offering of common stock in July 2013, the Company received a waiver from the Senior Lenders, pursuant to which the first $10,000,000 of proceeds from that offering were required to be used to pay down the Senior Credit facility. The remaining proceeds were available for general corporate purposes, which included the funding of growth initiatives in sales and marketing, capital expenditures, working capital, and/or strategic acquisitions (see Note 20).

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

In consideration for the Term Loan A under the Junior Credit Agreement, the Company issued to the Junior Lenders an aggregate of 31,500 shares of its common stock on April 19, 2013. In addition, on April 19, 2013, the Company also issued an aggregate of 31,500 shares of its common stock to certain affiliates of the Senior Lenders for their services in connection with arranging and structuring the financing provided under the Junior Credit Agreement. These shares were capitalized as loan origination fees and are being amortized over the life of the debt (see Note 20).

Debt Refinancing

On November 14, 2013, the Administrative Agent resigned as administrative agent under the Senior Credit Agreement and Comvest Capital II, L.P. (the “New Administrative Agent”) was appointed administrative agent. Immediately after the appointment, the Loan Parties entered into a Second Amendment to Credit Agreement with the New Administrative Agent (the “Second Amendment”). The Second Amendment amended certain provisions of the Senior Credit Agreement and provided for a new $8 million term loan facility (the “Term Loan Facility”). The proceeds of the Term Loan Facility, along with cash on hand, were used to (i) repay certain lenders under the Senior Credit Agreement and (ii) repay in full all the obligations owed by the Loan Parties to Plexus Fund II, L.P. pursuant to the Company's Junior Credit Agreement.

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

The covenants included requirements that the Company must achieve specified levels of consolidated EBITDA and must maintain a minimum fixed charge coverage ratio, which requirements are tested quarterly (beginning with the quarter ending December 31, 2014). There was also a limit on the amount of capital expenditures in any fiscal year. In addition, the Company was required to maintain Specified Coverage Assets, consisting of eligible receivables and unrestricted cash, equal to or exceeding the outstanding principal balance of the loan. The Company could not have less than $1,500,000 of unrestricted cash at any time. Failure to comply with these or other covenants resulted in an event of default. In the event of any default, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on the Company's assets. There were no applicable debt covenants in the year ended December 31, 2014.

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

The balance was $14,000,000 at December 31, 2014 and $8,000,000 at December 31, 2013 (see Note 20).

5. Sale of Accounts Receivable

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

The purchased accounts are sold by the Company to the Purchaser with full recourse and, in the event the purchased accounts are not fully repaid, the Company is liable for the unpaid portion of the purchased accounts. At December 31, 2014 the amount of unpaid purchased accounts was $2,568,722. The Company has collateralized the agreement by granting the Purchaser a security interest in the total receivables of its Media business segment and is included as a credit to accounts receivable on the balance sheet.

6. Income Taxes

The following table summarizes the tax provision (benefit) for U.S. federal, state, and foreign taxes on income for the periods noted below:

		April 20 -	February 1 -
		December 31,	April 19,
	2014	2013	2013
Current
Federal	$-	$-	$(667,878)
State	49,578	51,181	92,852

Foreign	99,331	33,159	34,129

Current tax expense	148,909	84,340	(540,897)

Deferred
Federal	(7,853,302)	(3,087,428)	-
State	-	-	-

Foreign	(6,671)	-	-

Deferred tax expense	(7,859,973)	(3,087,428)	-

Total income tax expense	$(7,711,064)	$(3,003,088)	$(540,897)

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows:

		April 20 -	February 1 -
		December 31,	April 19,
	2014	2013	2013

Computed expected tax expense (benefit)	$(27,273,428)	$(5,441,153)	$(1,052,114)
State tax expense, net of federal benefit	(2,014,371)	51,181	92,852
Non-taxable income charge	(1,002,749)	(666,472)	-
Nondeductible expenses, principally goodwill & impairment	7,478,000	344,730	431,605
Change in valuation allowance	15,002,153	2,675,467	-

Foreign income tax	99,331	33,159	34,129

Other	-	-	(47,369)
Total	$(7,711,064)	$(3,003,088)	$(540,897)

The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities at December 31st are as follows:

	2014	2013

Deferred revenue	$400,271	$161,166
Deferred rent	704,925	-
Deferred state sales tax	30,326	34,000
Bad debt reserve	78,055	46,104
Foreign currency loss	38,238	34,657
Other	(15,417)	-
Current deferred tax assets	1,236,398	275,927

Depreciation and Amortization	(371,033)	195,693
Equity Based Compensation	1,476,708	637,881
Intangible Assets	4,931,178	(7,476,737)
Net operating loss carryforwards	10,413,423	3,702,754
Other	1,024,904	0
Net non-current deferred tax assets (liabilities)	17,475,180	(2,940,409)
Total Deferred tax assets (liabilities) non-current	18,711,578	(2,664,482)
Valuation allowance	(18,704,907)	(3,702,754)

Net deferred tax assets (liabilities)	$6,671	$(6,367,236)

The Company evaluates the recoverability of the deferred income tax assets and the associated valuation allowances on a regular basis.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  The increase in the valuation allowance from 2013 to 2014 was $15,002,153 and is primarily due to intangible asset impairment and changes in net operating loss carryforwards.

At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $27,316,307 which expire in 2032-2034. Of the $10,413,423 in non-current net operating losses above, approximately $1,131,511 relates to state net operating losses. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements.  These factors include the Company’s recent earnings history, projected future taxable income, the number of years the Company’s net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740.  This guidance prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statement uncertain tax positions that a company has taken or expects to take on its tax return.  Symon’s open tax years are for the years ended January 31, 2011, 2012, and 2013 and the short period ending April 19, 2013.  All RMG tax years within the statute of limitations are open.  As of December 31, 2014 and 2013, the Company had no accruals recorded for uncertain tax positions.  The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.  For the year ended December 31, 2014, the period April 20 through December 31, 2013, and the period February 1 through April 19, 2013, there were no such costs related to income taxes.  It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  The Company is currently subject to a three year statute of limitation by major tax jurisdictions.

7. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2014 and December 31, 2013, the Company had 12,167,756 and 11,920,583, respectively, outstanding shares of common stock.

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

Common stock of 20,000 shares was issued as compensation to non-employee board members in March 2014; restricted stock of 100,000 was issued to the former CEO concurrent with his departure from the Company.

8. Warrants

At December 31, 2014 and December 31, 2013, the Company had 9,648,719 and 13,066,067 warrants outstanding, respectively. As of December 31, 2014, 4,582,652 of these were public warrants. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share. During the twelve months ended December 31, 2014, the Company redeemed 3,417,348 Public Warrants in connection with the common stock exchange discussed in Note 7.

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

•

in whole and not in part;

•

at an exercise price of $0.01 per Warrant;

•

upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each Warrant holder; and

•

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

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2014 and December 31, 2013, the Company has not issued any shares of preferred stock.

10. Treasury Stock

In June 2014, the Company received 300,000 shares of its common stock in settlement of a claim for damages. The stock was recorded at cost as Other Income per the guidance under ASC 450. The stock was valued at $480,000 which represents its market price on the day it was received.

11. Warrant Liability and Fair Value

Pursuant to the Company's Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant at an initial exercise price of $11.50 and one share of common stock. The Sponsor also purchased 4,000,000 warrants in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company's own stock. As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $1,447,308 at December 31, 2014 and $4,573,123 at December 31, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Loss.

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the twelve months ended December 31, 2014 and the period ended December 31, 2013.

The following table presents information about the Company's warrant liability that is measured at fair value on a recurring basis, and goodwill and intangible assets on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Impairment Charge
Warrant Liability:
December 31, 2013	$4,573,123	-	$4,573,123	-	-
December 31, 2014	$1,447,308	-	$1,447,308	-	-

Goodwill and Intangible Assets:
December 31, 2014	$11,519,000	-	-	$11,519,000	$51,108,782

12. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space and manufacturing facilities in Dallas, Texas. The office space lease that expires on March 1, 2025 and the manufacturing facilities lease expires on April 30, 2015. The Company received a tenant improvement allowance of $1,250,200, which was recorded as an increase in leasehold improvements and deferred rent to be amortized over the life of the lease.  The Company also received a one-year rent abatement, but the rent expense is being recorded on a straight-line basis.

The Company also leases office space in San Francisco and Los Angeles, California, New York, New York and Pittsford, New York, under leases that expire at various dates through 2020.

In addition, the Company leases office space in London, England under a lease agreement that expires in August 2016; in Dubai, UAE under a lease agreement that expires in August 2015; and in Singapore under a lease that expires in September 2015.

Future minimum rental payments under these leases are as follows:

Amount
2015	$2,102,179
2016	1,818,277
2017	1,568,291
2018	1,318,652
2019	1,315,451
Thereafter	5,113,121
$13,235,970

Total rent expense under all operating leases for the year ended December 31, 2014 was $2,207,846.  For the period April 20, 2013 to December 31, 2013, it was $1,889,098 and for the period February 1, 2013 to April 19, 2013, it was $102,704.

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

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the year ending December 31:

Capital Leases
2015	$232,664
2016	230,274
2017	86,226
Total minimum lease payments	549,164
Less amount representing interest	(45,178)
Present value of capital lease obligations	503,986
Less current portion	(204,582)
Non-current portion	$299,404

Revenue Share Commitments

The Company has entered into revenue sharing agreements with a business partner, requiring the Company to make minimum yearly revenue sharing payments.

Future minimum payments under this agreement consists of the following amounts for the years ending December 31:

2015	$4,619,842
Total minimum revenue share commitments	$4,619,842

During the three-month period ended September 30, 2014, the Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11,500,000 if certain terms and conditions are met in the future. As a result, the remaining minimum commitment of $1,888,008 is not included in the table above. This amount is accrued on the balance sheet.

Legal proceedings -

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any claims that would have a material effect on the Company’s financial position, results of operations or cash flows.

On March 5, 2015, T-Rex Property AB (“T-Rex”), filed a complaint against us in the United States District Court for the North District of Texas, Civil Action Number 3:15-cv-00738-P.  T-Rex alleges that we are infringing on three United States patents.  T-Rex is seeking unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for attorneys’ fees.  We deny the allegations set forth in the complaint and intend to vigorously defend ourself in the proceedings.

13. Accrued Liabilities

Accrued liabilities are as follows:

	December 31,	December 31,
	2014	2013
Professional fees	$939,993	$460,924
Accrued sales commissions	916,800	619,186
Accrued bonuses	443,597	467,702
Accrued capital expenditures	-	828,716
Taxes payable	648,891	(279,391)
Accrued interest	-	100,480
Accrued expenses	834,828	807,884
Other	522,146	1,505,347
Total	$4,306,255	$4,510,848

14. Geographic Information

Revenue by geographic area are based on the deployment site location of end-user customers. Substantially all of the revenue from North America are generated from the United States of America. Geographic area information related to revenue from customers is as follows:

	Successor	Successor	Predecessor
	Company	Company	Company
	Year	April 20, 2013	February 1, 2013
	Ended	through	through
	December 31,	December 31,	April 19,
Region	2014	2013	2013

North America	$42,841,221	$40,235,491	$5,137,362
International-
United Kingdom	7,055,826	4,217,706	911,879
Middle East	3,609,133	3,113,068	485,712
Europe	2,672,666	2,309,696	616,710
Other	1,313,966	401,686	5,652
	14,651,592	10,042,156	2,019,953
Total	$57,492,813	$50,277,647	$7,157,315

The vast majority of the Company's long-lived assets are located in the United States.

15. Unaudited Pro-Forma Operating Loss for the Year Ended December 31, 2013

The following table presents Unaudited Pro-Forma Operating Loss for the Company for the year ended December 31, 2013 based on the assumption that both Reach Media and Symon had been acquired on January 1, 2013. These results are not, however, intended to reflect actual operations of the Company had the acquisitions occurred on January 1, 2013. Operating expenses do not included any acquisition related expenses. In addition, the analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

•

Amortization expense includes amortization of the fair value Intangible Assets that were acquired.

•

Revenues have been reduced due to an adjustment of deferred revenue existing at the acquisition date to market value at the acquisition date.

December 31,
2013
Revenues	$72,294,886
Cost of Revenues	38,667,085
Gross Profit	33,627,801
Operating Expenses	44,678,417
Operating Loss	(11,050,616)

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

In August 2013 the Company awarded 1,660,000 options to its employees. These options have an exercise price of $8.10 and vest over a three-year period. The expense recognized for these options for the years ended December 31, 2014 and 2013 was $1,810,954 and $1,325,455, respectively. The unamortized cost of these options at December 31, 2014 was $1,891,441 to be recognized over a weighted-average life of 1.62 years. The unamortized cost of these options at December 31, 2013 was $5,414,145 to be recognized over a weighted-average life of 2.3 years. At December 31, 2014 and 2013, 565,000 and zero of these options were exercisable, respectively. There was no intrinsic value associated with these options as of December 31, 2014 and December 31, 2013. The weighted-average remaining contractual life of the options outstanding is 8.8 years.

On August 13, 2013 the Company granted its Chief Executive Officer 350,000 shares of common stock under the 2013 Plan. The shares had a three-year vesting period beginning in April 2014. The calculated fair value of shares was $8.00 per share, equal to the share price on the date of the grant. On July 22, 2014 the CEO resigned. In connection with his resignation, the CEO became vested in 100,000 shares of common stock and the remaining unvested restricted stock grant was forfeited. The total expense recognized for these shares was $249,333 and $500,667 for the years ended December 31, 2014 and 2013, respectively.

On July 22, 2014, the Company awarded 500,000 options to its new CEO under the 2013 Plan. These options have an exercise price of $2.45 and vest over a 3.5 year period. The cost associated with these options for the year ended December 31, 2014 was $70,238. The unamortized cost of these options at December 31, 2014 was $519,762 to be recognized over a weighted-average life of 2.56 years. At December 31, 2014, none of these options were exercisable and there was no intrinsic value associated with these options. The weighted-average remaining contractual life of the options outstanding is 9.8 years.

In connection with the resignation of the Company's CFO during 2014, the Company's Board of Directors accelerated the vesting of 66,666 shares of unvested stock options for a total of 100,000.  The Company recognized no incremental costs during the year ended December 31, 2014 related to the modification.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

Balance, December 31, 2013	Shares	Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	1,660,000		$8.10
Granted	500,000	1.18	$2.45
Forfeited or expired	(338,333)		$8.10
Balance, December 31, 2014	1,821,667		$6.55	8.6
Non-exercisable	1,256,667		$5.85	8.8
Outstanding and exercisable, December 31, 2014	565,000		$8.10	8.3

Following is a summary of compensation expense recognized for the issuance of stock options and restricted stock grants for the year ended December 31, 2014 and period from April 20 through December 31, 2013:

	2014	2013
Selling and marketing	$50,112	$303,153
General and administrative	1,959,689	1,492,038
Research and development	50,486	80,930
Total	$2,060,287	$1,876,122

The Company computed the estimated fair values of stock options using the Black-Scholes model. These values were calculated using the following assumptions:

	2014	2013
Risk-free interest rate	1.91%	1.97%
Expected term	6.0 years	6.0 years
Expected price volatility	48.9%	48.9%
Dividend yield	0%	0%

EXPECTED TERM:  The  Company  does  not  have  sufficient   historical information to develop  reasonable  expectations  about future exercise patterns  and  post-vesting  employment  behavior,  so we estimate  the expected  term of awards  granted by taking the  average of the vesting  term  and  the  contractual  term  of the  awards,  referred  to as the simplified method.

VOLATILITY:  The expected volatility being used is based on a blend of comparable small- to mid-size public companies serving similar markets.

RISK FREE INTEREST RATE:  The risk free interest rate is based on the U.S.  Treasury's zero coupon issues with remaining terms similar to the expected term on the award.

DIVIDEND YIELD:  The  Company  has  never  declared  or paid  any cash dividends  and does not plan to pay cash  dividends in the  foreseeable future, and, therefore,  used an expected dividend yield of zero in the valuation model.

FORFEITURES: As we do not have sufficient historical information to develop reasonable expectations about forfeitures, we currently apply actual forfeitures.

17. Related Party Transactions

In August 2013, the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the “Consultant”), an entity managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960,000 when issued in August 2013. The value of the common stock is being amortized over the term of the agreement and related charges to operations for the years ended December 31, 2014 and 2013 were $504,750 and $175,250, respectively.  The unamortized value of the common stock was $280,000 and $784,750 at December 31, 2014 and 2013 respectively. The unamortized balance of the common stock at December 31, 2014 is included in other current assets. Under the Agreement, the Consultant also receives an annual services fee of $50,000.

In addition, the Company provides consulting services to an entity owned by Mr. Wilson for which it has recognized related consulting fees during the year ended December 31, 2014 of $400,000.

The Company also had an agreement with a company owned by a board member under which it paid $15,000 a month for public relations services. This agreement was terminated on June 30, 2014. Under this agreement the Company incurred charges for the year ended December 31, 2014 of $90,000.

As discussed in Note 4, the Company's former senior lender sold its interest in the Company's Senior Credit Facility to a new lender group that included the Company's Executive Chairman and largest shareholder. Interest expense paid to the new lender group was $698,333 during the year ended December 31, 2014.

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

During the fourth quarter, the Company reviewed future revenue projections that were offsetting the accrued loss and now estimates that the loss on the long-term contract will be more than previously recorded. Consequently, the Company has recorded an additional loss on long-term contract of $1,358,679 during the three months ended December 31, 2014.

19. Segment Reporting

The Company provides advertising services through digital place-based networks and sells enterprise-class digital signage solutions to customers worldwide. The Company has two separate reporting business segments - Media and Enterprise - for the following reasons:

•

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

•

The segments have different economic characteristics. The Media segment is projected to have a higher rate of sales growth than the Enterprise segment. The Enterprise segment realizes a higher gross margin on revenues than the Media segment.

•

Each segment has a different head of operations that manages the segment. Each segment head uses discrete financial information about his individual segment and regularly reviews the operating results of that component.

Since the Company operates as a highly integrated entity which is characterized by substantial inter-segment cooperation and sharing of personnel and assets, it limits its segment reporting to revenues, cost of revenues, and gross profit by segment.

An analysis of the two reporting business segments follows:

	Successor Company		Successor Company		Predecessor Company
	Twelve Months		April 20, 2013		February 1, 2013
	Ended		Through		Through
	December 31,		December 31,		April 19,
	2014		2013		2013
	Media	Enterprise	Media	Enterprise	Media	Enterprise

Revenue	$16,507,209	$40,985,604	$16,859,940	$33,417,707	-	$7,157,315
Cost of Revenue	12,814,119	23,855,707	10,718,458	18,967,138	-	2,971,467
Gross Profit	3,693,090	17,129,897	6,141,482	14,450,569	-	4,185,848
Gross Profit %	22.4%	41.8%	36.4%	43.2%	-	58.5%

For the twelve months ended December 31, 2014, the Media segment’s Cost of Revenue includes a charge of $2,732,050 related to an estimated loss recognized on a long-term contract.

During the period February 1, 2013 through April 19, 2013, the Enterprise segment realized a gross margin of 58.5%. The Predecessor Company consisted only of the Enterprise segment during this period, and, as a result, there were no advertising segment revenues on which the Company realizes a lower gross margin.

20. Subsequent Event and Liquidity

On March 26, 2015, we issued and sold an aggregate of 250,000 shares of newly-designated Series A convertible preferred stock (the “Series A Preferred Stock”) to certain accredited investors (collectively, the “Investors”), including certain of our executive officers and directors (or affiliated entities), at a price per share of $100.00, pursuant to a Purchase Agreement dated March 25, 2015 (the “Financing”). As part of the Financing, $15 million of the shares of Series A Preferred Stock were issued and sold to White Knight Capital Management LLC and Children’s Trust C/U the Donald R. Wilson 2009 GRAT #1 (together, the “Lenders”), which entities are the lenders under the Credit Agreement, dated April 19, 2013 (as subsequently amended, the

“Senior Credit Agreement”), to which the Company and certain of its subsidiaries are party, in consideration for the satisfaction and discharge of all principal amounts owed to the Lenders under the Senior Credit Agreement on a dollar-for-dollar basis. In addition, simultaneously with the closing of the Financing the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated.

The shares of Series A Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock filed by the Company on March 25, 2015 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, each share of Series A Preferred Stock shall automatically convert into 100 shares of the Company’s common stock on such date on which the stockholders of the Company approve a proposal (the “Proposal”) to permit the issuance of shares of common stock upon the conversion of the Series A Preferred Stock (the “Stockholder Approval”). The conversion price will be subject to adjustment in the event of the issuance by the Company of other securities at a price per share of less than the conversion price of the Series A Preferred Stock, or to reflect stock dividends, stock splits and other recapitalizations affecting the Common Stock. Prior to the Stockholder Approval, the shares of Series A Preferred Stock shall not be convertible. If the Stockholder Approval has not been obtained, and the outstanding shares of Series A Preferred Stock have not converted into shares of Common Stock, by the 60th day following the Closing (or by the 75th  day following the Closing if the Securities and Exchange Commission (the “SEC”) comments on the preliminary proxy materials filed by the Company in connection with seeking the Stockholder Approval, then commencing on the next business day holders of the Series A Preferred Stock will be entitled to cumulative quarterly dividends at a rate of 12% per annum calculated from the original issuance date, calculated based on a price of $100 per share (the “Stated Value”), in preference and priority to the holders of all other classes or series of the Company’s capital stock. Upon the Company’s liquidation prior to the conversion of the Series A Preferred Stock, each share of Series A Preferred Stock would participate on a pari passu basis with the holder of Common Stock (on an as-converted basis) in the net assets of the Company. Holders of Series A Preferred Stock will be entitled to vote with the holders of the Common Stock on an as-converted basis, except that the Series A Preferred Stock shall have no voting rights with respect to the Proposal. In addition, prior to the conversion of the Series A Preferred Stock the consent of the holders of at least 66% of the Series A Preferred Stock then outstanding, voting together as a class, will be required for the Company to take certain actions, including authorizing an increased number of shares of Series A Preferred Stock or any class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock, adopting a plan for liquidation, entering into a Change of Control Transaction (as such term is defined in the Certificate of Designation), entering into certain transactions with affiliates, or incurring indebtedness for borrowed money in excess of $500,000 in the aggregate (other than indebtedness incurred under the Company’s existing factoring facility). From and after the first anniversary of the Closing, the Required Holders (as defined below) will have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series A Preferred Stock, for a price per share equal to the Stated Value for such share, plus the amount of any accrued and unpaid dividends thereon. As used in the Certificate of Designation, the term “Required Holders” means each holder who, together with its affiliates, purchases at least $2.5 million of Series A Preferred Stock pursuant to the Purchase Agreement and the holders of at least a majority of the shares of Series A Preferred Stock then outstanding.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to take all action necessary to call (1) a meeting of its stockholders (the “Stockholder Meeting”) to seek the Stockholder Approval, by no later than the 60th day after the Closing (or the 75th  day after the Closing if the SEC comments on the preliminary proxy materials filed by the Company in connection with seeking the Stockholder Approval), and (2) if the Stockholder Approval is not obtained at the Stockholder Meeting, up to three additional meetings of stockholders to seek the Stockholder Approval. The Company also agreed that, subject to their fiduciary duties under applicable law, the non-interested members of the Board will recommend to the Company’s stockholders that they vote in favor of the Proposal, and take all commercially reasonable action to solicit the approval of the stockholders for the Proposal. The Company has also agreed, in addition to other covenants contained in the Purchase Agreement, not to issue any other shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock, subject to certain exceptions, for a period of 90 days following the effective date (the “Effective Date”) of the first registration statement filed pursuant to the Registration Rights Agreement (as defined below).

In connection with the Financing, on March 25, 2015 the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which the Company has agreed to prepare and file with the SEC within 30 days following the closing of the Financing a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the “Registrable Securities”), and to use commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable. If (1) the registration statement is not filed within 30 days after the closing, (2) the registration statement is not declared effective by the earlier of (A) five business days after the SEC shall have informed the Company that it will not review the registration statement or that it has no further comments on the registration statement or (B) within 90 days after the closing, (3) the registration statement ceases for any reason to be effective at any time before the Registrable Securities have not been resold for more than 20 consecutive days or a total of 45 days in any 12 month period, or (4) the Company fails to keep public information available or to otherwise comply with certain obligations such that the Investors are unable to resell the

Registrable Securities pursuant to the provisions of Rule 144 promulgated under the Securities Act, then the Company shall be obligated to pay to each Investor an amount in cash, as liquidated damages and not as a penalty, equal to 1.5% of the purchase price paid by such Investor for the Shares purchased under the Purchase Agreement per month until the applicable event giving rise to such payments is cured. The Company is obligated to file additional registration statements under certain circumstances, including if the Company is not able to include all of the Registrable Securities in the initial registration statement pursuant to the provisions of Rule 415 promulgated under the Securities Act, and to pay liquidated damages, equivalent to those applicable to the initial registration statement, if certain conditions applicable to any such additional registration statement are not satisfied.

In connection with the Financing, each of Gregory H. Sachs, 2012 DOOH Investments, LLC, DRW Commodities, LLC and PAR Investment Partners, L.P., which collectively (together with certain affiliated entities) beneficially own, in the aggregate, approximately 45% of our outstanding common stock, entered into a support agreement pursuant to which each agreed to vote in favor of the Proposal.

The Company believes that its existing working capital resources, together with projected cash flow and recent financing activities, are sufficient to fund its operations through at least December 2015.  The Company may still need to obtain additional financing in the future and cannot guarantee it will be on favorable terms or available at all.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson Chief Executive Officer

Date: April 9, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Michelson and David Roberts, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory H. Sachs	Executive Chairman	April 9, 2015
Gregory H. Sachs

/s/ Robert Michelson	Chief Executive Officer and Director	April 9, 2015
Robert Michelson	(Principal Executive Officer)

/s/ Kenneth Cichocki	Interim Chief Financial Officer	April 9, 2015
Kenneth Cichocki	(Principal Financial Officer)

/s/ Richard Bollar	Interim Chief Accounting Officer	April 9, 2015
Richard Bollar	(Principal Accounting Officer)

/s/ Marvin Shrear	Director	April 9, 2015
Marvin Shrear

/s/ Jonathan Trutter	Director	April 9, 2015
Jonathan Trutter

/s/ Alan Swimmer	Director	April 9, 2015
Alan Swimmer

/s/ Jeffrey Hayzlett	Director	April 9, 2015
Jeffrey Hayzlett

INDEX TO EXHIBITS

Exhibit No.	Description

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