Form 10-Q
period 2015-03-31
RMG Networks Holding Corp
filed 2015-05-15
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, 37,182,041 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,063,486	$3,076,708
Accounts receivable, net	11,463,397	13,060,536
Inventory, net	1,775,781	1,460,876
Deferred tax assets	-	6,671
Prepaid assets	1,192,483	1,174,894
Current assets of discontinued operations	864,700	2,810,857
Total current assets	26,359,847	21,590,542
Property and equipment, net	5,154,325	5,230,215
Property and equipment of discontinued operations	384,994	455,582
Intangible assets, net	10,886,375	11,518,997
Loan origination fees	-	743,082
Other assets	175,505	177,832
Other assets of discontinued operations	62,255	72,531
Total assets	$43,023,301	$39,788,781
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,957,202	$4,348,804
Accrued liabilities	3,167,182	3,379,651
Loss on long-term contract	2,914,386	2,648,644
Deferred revenue	8,785,013	9,350,177
Liabilities of discontinued operations	5,514,967	5,145,565
Total current liabilities	23,338,750	24,872,841
Notes payable – non current	-	14,000,000
Warrant liability	1,157,846	1,447,308
Deferred revenue – non current	2,598,039	1,478,041
Deferred tax liabilities	3,413	-
Loss on long-term contract - non-current	1,172,555	1,035,804
Capital leases and other	386,397	501,386
Non-current liabilities of discontinued operations	310,983	341,644
Total liabilities	28,967,983	43,677,024
Commitment and Contingencies
Series A, Preferred Stock , $100.00 par value (1,000,000 shares authorized, 250,000 shares outstanding at March 31, 2015)	24,627,300	-
Stockholders’ equity (deficit):
Common stock, $.0001 par value, (250,000,000 shares authorized; 12,467,756 and 12,467,756 shares issued; 12,167,756 and 12,167,756 shares outstanding, at March 31, 2015 and December 31, 2014, respectively.)	1,247	1,247
Additional paid-in capital	82,501,468	82,089,504
Accumulated comprehensive income (loss)	(188,278)	6,211
Retained earnings (accumulated deficit)	(92,406,419)	(85,505,205)
Treasury Stock, at cost (300,000 shares)	(480,000)	(480,000)
Total stockholders’ equity (deficit)	(10,571,982)	(3,888,243)
Total liabilities and stockholders’ equity (deficit)	$43,023,301	$39,788,781

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

For the Three Months Ended March 31, 2015 and March 31, 2014

Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Revenue:
Advertising	$-	$-
Products	3,082,317	2,206,420
Maintenance and content services	3,626,375	4,302,725
Professional services	2,601,822	2,463,566
Total Revenue	9,310,514	8,972,711
Cost of Revenue:
Advertising	-	-
Products	1,654,739	1,907,151
Maintenance and content services	640,425	760,146
Professional services	1,625,753	1,609,830
Loss on long-term contract	1,035,993	-
Total Cost of Revenue	4,956,910	4,277,127
Gross Profit	4,353,604	4,695,584
Operating expenses:
Sales and marketing	2,685,118	3,558,341
General and administrative	4,065,424	4,937,163
Research and development	681,396	844,702
Depreciation and amortization	912,578	1,205,843
Total operating expenses	8,344,516	10,546,049
Operating income (loss)	(3,990,912)	(5,850,465)
Other Income (Expense):
Warrant liability income (expense)	289,462	(4,641,471)
Interest expense and other – net	(1,244,447)	(239,043)
Loss before income taxes and discontinued operations	(4,945,897)	(10,730,979)
Income tax expense (benefit)	(16,546)	(950,079)
Loss from discontinued operations	(1,971,863)	(2,650,751)
Net loss	(6,901,214)	(12,431,651)
Other comprehensive loss -
Foreign currency translation adjustments	(194,489)	4,606
Total comprehensive loss	$(7,095,703)	$(12,427,045)
Net loss per share of Common Stock (basic and diluted):
Continuing operations	$(0.41)	$(0.82)
Discontinued operations	(0.16)	(0.22)
Net loss per share of Common Stock (basic and diluted):	(0.57)	(1.04)
Weighted average shares used in computing basic and diluted net income (loss) per share of Common Stock	12,167,756	11,952,172

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

For the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(6,901,214)	$(12,431,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983,167	1,920,033
Change in warrant liability	(289,462)	4,641,471
Stock-based compensation	411,964	1,029,688
Non-cash loan origination fees	743,082	57,161
Non-cash consulting expense	120,000	144,750
Non-cash directors’ fees	31,250	116,464
Allowance for doubtful accounts	345,000	-
Deferred tax (benefit)	10,084	(950,081)
Changes in operating assets and liabilities:
Accounts receivable	3,000,395	7,935,314
Inventory	(314,905)	328,808
Other current assets	(69,196)	267,418
Other assets, net	(107,397)	8,027
Accounts payable	(1,247,450)	(3,379,598)
Accrued liabilities	87,158	(2,421,096)
Deferred revenue	604,854	418,971
Loss on long-term contract	1,035,993	-
Other non-current liabilities	(779,151)	-
Net cash used in operating activities	(2,335,828)	(2,314,321)

Cash flows from investing activities
Purchases of property and equipment	(204,066)	(1,164,125)
Net cash used in investing activities	(204,066)	(1,164,125)

Cash flows from financing activities
Proceeds from long-term debt	1,000,000	-
Issuance of preferred shares, net of issuance costs	9,627,301	-
Net cash provided by financing activities	10,627,301	-

Effect of exchange rate changes on cash	(100,629)	4,606

Net increase (decrease) in cash and cash equivalents	7,986,778	(3,473,840)

Cash and cash equivalents, beginning of period	3,076,708	8,235,566

Cash and cash equivalents, end of period	$11,063,486	$4,761,726

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$549,028	$100,480
Cash paid during the period for income taxes	$18,410	$-

See accompanying notes to consolidated financial statements

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet and the Statements of Comprehensive Income and Cash Flows for the year ending December 31, 2014 have been derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes there to. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014

Finished Goods	$1,368,370	$1,014,959
Raw Materials	407,411	445,917
Total	$1,775,781	$1,460,876

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•

Products

•

Maintenance and content services

•

Professional services

•

Advertising

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

Professional services revenue

Professional services consist primarily of installation and training services. Installation fees are recognized either on a fixed-fee basis or on a time-and-materials basis. For time-and materials contracts, the Company recognizes revenue as services are performed. For fixed-fee contracts, the Company recognizes revenue upon completion of the installation. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue as the Company performs the services.

Advertising

The Airline Media Network is being held for sale and classified as discontinued operations.

This segment sells advertising through agencies and directly to a variety of customers under contracts ranging from one month to one year. Contracts usually specify the network placement, the expected number of impressions (determined by passenger or visitor counts) and the cost per thousand impressions (“CPM”) over the contract period to arrive at a contract amount. The Company bills for these advertising services as requested by the customer, generally on a monthly basis following delivery of the contracted number of impressions for the particular ad insertion. Revenue is recognized at the end of the month in which fulfillment of the advertising order occurred. Although the Company typically presents invoices to an advertising agency, collection is reasonably assured based upon the customer placing the order.

Under Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 605-45 Principal Agent Considerations (Reporting Revenue Gross as a Principal versus Net as an Agent) , the Company has recorded its advertising revenues on a gross basis.

Payments to airline and other partners for revenue sharing are paid on a monthly basis either under a minimum annual guarantee (based upon estimated advertising revenues), or as a percentage of the advertising revenues following collection from customers. The portion of revenue that the Company shares with its partners ranges from 25% to 80% depending on the partner and the media asset. The Company makes minimum annual guarantee payments under two agreements (one to an airline partner and one to another partner). Payments to all other partners are calculated on a revenue sharing basis. The Company’s partnership agreements have terms ranging from one to two years.

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $622,845 held in foreign countries as of March 31, 2015 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at March 31, 2015 and December 31, 2014 were anti-dilutive.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom subsidiary is the British pound sterling. All assets and all liabilities of the subsidiary are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated to U.S. dollars at the weighted-average rate of exchange prevailing during the year. Resultant translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company includes currency gains and losses on temporary intercompany advances in the determination of net loss. Currency gains and losses are included in interest and other expenses in the consolidated statements of comprehensive loss.

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. The Company’s business is comprised of two operating segments, enterprise solutions and media advertising. The CEO reviews financial data that encompasses the Company’s enterprise solutions and media advertising revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy.

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

2. Notes Payable

Outstanding notes payable of $14,999,999 was converted to Series A Preferred Stock, as described in Note 6 below.

3. Sale of Accounts Receivable

In September 2014, the Company entered into an agreement with a third party (the “Purchaser”) under which the Company will, from time to time, sell specific accounts related to the Airline Media Network receivable to the Purchaser. The Purchaser has agreed to advance to the Company 85% of the total value of the purchased accounts, up to a maximum of $3,000,000. The Company will receive the remaining 15% of the total value of the purchased accounts upon the collection of the full amount of the purchased accounts. All customer payments of the purchased accounts are made to a lock-box controlled by the Purchaser. The Company pays interest to the Purchaser on the total amount of cash advances that have not been repaid at the rate of prime plus 1%; however, the interest rate can never be less than 4.25%. In addition, the Company pays the Purchaser a service charge of 2% on each cash advance.

The purchased accounts are sold by the Company to the Purchaser with full recourse and, in the event the purchased accounts are not fully repaid, the Company is liable for the unpaid portion of the purchased accounts. At March 31, 2015 the amount of unpaid purchased accounts was $788,631. The Company has collateralized the agreement by granting the Purchaser a security interest in the total receivables of its Media business segment and is included as a credit to accounts receivable on the balance sheet.

4. Income Taxes

The Company is reporting a significant book loss for the three months ended March 31, 2015.  The Company reported a full valuation allowance against its net deferred income assets at the 2014 year-end.  All evidence and information available suggests that the Company will maintain the full valuation allowance in 2015.  Therefore, no income tax benefit was recorded on the Q1 2015 U.S. pre-tax book loss.

5. Discontinued Operations

Due to ongoing losses, the Company decided to exit the Airline Media network segment.  This strategic shift will allow the Company to focus on its core Enterprise digital signage business and to improve the Company’s overall margins and profitability. The Company anticipates that it will exit these operations imminently and that it will have limited involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company has classified its Airline Media network operations, as discontinued operations for financial reporting purposes in all periods presented.

The following table shows the results of operations of the Company’s discontinued operations:

	March 31	March 31
	2015	2014
	(Unaudited)	(Unaudited)
Sales	$1,482,631	$2,802,418
Cost of Sales	(2,041,289)	(2,338,515)
Operating Expenses	(1,320,995)	(3,104,958)
Operating Loss	(1,879,653)	(2,641,055)
Other expenses, net	92,210	9,696
Net Loss from discontinued operations	$(1,971,863)	$(2,650,751)

The following table shows the assets and liabilities of the Company’s discontinued operations at March 31, 2015 and December 31, 2014:

	March 31	December 31,
	2015	2014
	(Unaudited)
Accounts receivable	$690,094	$2,687,858
Prepaid assets	174,606	122,999
Current assets of discontinued operations	864,700	2,810,857
Property, plant & equipment	384,994	455,582
Other assets	62,255	72,531
Other assets of discontinued operations	447,249	528,113
Total Assets	1,311,949	3,338,970

Accounts payable	469,573	348,660
Accrued revenue share & agency fees	4,472,231	3,861,967
Accrued liabilities	573,163	926,604
Deferred revenue	-	8,333
Current liabilities of discontinued operations	5,514,967	5,145,564
Other long-term liabilities	310,983	341,644
Total liabilities	$5,825,950	$5,487,208

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

On March 26, 2015, the Company issued and sold an aggregate of 249,999.99 shares of newly-designated Series A convertible preferred stock (the “Series A Preferred Stock”) to certain accredited investors (collectively, the “Investors”), including certain of the Company’s executive officers and directors (or affiliated entities), at a price per share of $100.00, pursuant to a Purchase Agreement dated March 25, 2015 (the “Financing”). As part of the Financing, $15 million of the shares of Series A Preferred Stock were issued and sold to White Knight Capital Management LLC and Children’s Trust C/U the Donald R. Wilson 2009 GRAT #1 (together, the “Lenders”), which entities were the lenders under the Credit Agreement, dated April 19, 2013 (as subsequently amended, the “Senior Credit Agreement”), to which the Company and certain of its subsidiaries were party, in consideration for the satisfaction and discharge of all principal amounts owed to the Lenders under the Senior Credit Agreement on a dollar-for-dollar basis. In addition, simultaneously with the closing of the Financing the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated.

The shares of Series A Preferred Stock have the rights and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock filed by the Company on March 25, 2015 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, each share of Series A Preferred Stock shall automatically convert into 100 shares of the Company’s common stock on such date on which the stockholders of the Company approve a proposal (the “Proposal”) to permit the issuance of shares of common stock upon the conversion of the Series A Preferred Stock (the “Stockholder Approval”). The conversion price will be subject to adjustment in the event of the issuance by the Company of other securities at a price per share of less than the conversion price of the Series A Preferred Stock, or to reflect stock dividends, stock splits and other recapitalizations affecting the Common Stock. Prior to the Stockholder Approval, the shares of Series A Preferred Stock shall not be convertible. If the Stockholder Approval has not been obtained, and the outstanding shares of Series A Preferred Stock have not converted into shares of Common Stock, by the 60 th day following the Closing (or by the 75 th  day following the Closing if the Securities and Exchange Commission (the “SEC”) comments on the preliminary proxy materials filed by the Company in connection with seeking the Stockholder Approval, which it did), then commencing on the next business day holders of the Series A Preferred Stock will be entitled to cumulative quarterly dividends at a rate of 12% per annum calculated from the original issuance date, calculated based on a price of $100 per share (the “Stated Value”), in preference and priority to the holders of all other classes or series of the Company’s capital stock. Upon the Company’s liquidation prior to the conversion of the Series A Preferred Stock, each share of Series A Preferred Stock would participate on a pari passu basis with the holder of Common Stock (on an as-converted basis) in the net assets of the Company. Holders of Series A Preferred Stock will be entitled to vote with the holders of the Common Stock on an as-converted basis, except that the Series A Preferred Stock shall have no voting rights with respect to the Proposal. In addition, prior to the conversion of the Series A Preferred Stock the consent of the holders of at least 66% of the Series A Preferred Stock then outstanding, voting together as a class, will be required for the Company to take certain actions, including authorizing an increased number of shares of Series A Preferred Stock or any class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock, adopting a plan for liquidation, entering into a Change of Control Transaction (as such term is defined in the Certificate of Designation), entering into certain transactions with affiliates, or incurring indebtedness for borrowed money in excess of $500,000 in the aggregate (other than indebtedness incurred under the Company’s existing factoring facility). From and after the first anniversary of the Closing, the Required Holders (as defined below) will have the right to elect to cause the Company to redeem, out of funds legally available therefore, all but not less than all of the then outstanding shares of Series A Preferred Stock, for a price per share equal to the Stated Value for such share, plus the amount of any accrued and unpaid dividends thereon. As used in the Certificate of Designation, the term “Required Holders” means each holder who, together with its affiliates, purchases at least $2.5 million of Series A Preferred Stock pursuant to the Purchase Agreement and the holders of at least a majority of the shares of Series A Preferred Stock then outstanding.

Pursuant to the terms of the Purchase Agreement, the Company agreed to take all action necessary to call (1) a meeting of its stockholders (the “Stockholder Meeting”) to seek the Stockholder Approval, by no later than the 60 th day after the Closing (or the 75 th   day after the Closing if the SEC comments on the preliminary proxy materials filed by the Company in connection with seeking the Stockholder Approval, which it did), and (2) if the Stockholder Approval is not obtained at the Stockholder Meeting, up to three additional meetings of stockholders to seek the Stockholder Approval. The Company also agreed that, subject to their fiduciary duties under applicable law, the non-interested members of the Board will recommend to the Company’s stockholders that they vote in favor of the Proposal, and take all commercially reasonable action to solicit the approval of the stockholders for the Proposal. The Company also agreed, in addition to other covenants contained in the Purchase Agreement, not to issue any other shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock, subject to certain exceptions, for a period of 90 days following the effective date (the “Effective Date”) of the first registration statement filed pursuant to the Registration Rights Agreement (as defined below).

In connection with the Financing, on March 25, 2015 the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which the Company has agreed to prepare and file with the SEC within 30 days following the closing of the Financing a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the “Registrable Securities”), and to use commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable. If (1) the registration statement is not filed within 30 days after the closing, (2) the registration statement is not declared effective by the earlier of (A) five business days after the SEC shall have informed the Company that it will not review the registration statement or that it has no further comments on the registration statement or (B) within 90 days after the closing, (3) the registration statement ceases for any reason to be effective at any time before the Registrable Securities have not been resold for more than 20 consecutive days or a total of 45 days in any 12 month period, or (4) the Company fails to keep public information available or to otherwise comply with certain obligations such that the Investors are unable to resell the Registrable Securities pursuant to the provisions of Rule 144 promulgated under the Securities Act, then the Company shall be obligated to pay to each Investor an amount in cash, as liquidated damages and not as a penalty, equal to 1.5% of the purchase price paid by such Investor for the Shares purchased under the Purchase Agreement per month until the applicable event giving rise to such payments is cured. The Company is obligated to file additional registration statements under certain circumstances, including if the Company is not able to include all of the Registrable Securities in the initial registration statement pursuant to the provisions of Rule 415 promulgated under the Securities Act, and to pay liquidated damages, equivalent to those applicable to the initial registration statement, if certain conditions applicable to any such additional registration statement are not satisfied.  The registration statement was filed on May 8, 2015 and shareholders approved issuance of common stock upon conversion of preferred shares on May 13, 2015.

In connection with the Financing, each of Gregory H. Sachs, 2012 DOOH Investments, LLC, DRW Commodities, LLC and PAR Investment Partners, L.P., which collectively (together with certain affiliated entities) beneficially own, in the aggregate, approximately 45% of our outstanding common stock, entered into a support agreement pursuant to which each agreed to vote in favor of the Proposal.

The Company recorded its Convertible Preferred Stock at fair value on the dates of issuance, net of issuance costs. A redemption event would have been made possible upon reaching a one year anniversary of the closing of the Preferred Stock agreement. At that date, the Preferred Stock would have become redeemable at the option of the holder.  As the redemption event was outside the control of the Company, all shares of Convertible Preferred Stock have been presented outside of permanent equity as of March 31, 2015. The current carrying value of the Preferred Stock is equal to the redemption amount. In connection with the recent conversion of the Preferred Stock to common stock on May 13, 2015, the redemption feature has been eliminated and the Preferred Stock will be reclassified to permanent equity on this date. As a result of the Preferred Stock automatically converting to common stock, the Company may need to record a deemed dividend on that date associated with the conversion feature, if it is determined to be beneficial.  The deemed dividend would equal the difference between the fair value of the common stock on the date of the Preferred Stock agreement and the $1.00 per share conversion price. There was no accounting for a beneficial conversion feature as of March 31, 2015, as the conversion feature was contingent upon a future event.

7. Geographic Information

Revenue by geographic area are based on the deployment site location of end-user customers. Substantially all of the revenue from North America are generated from the United States of America. Geographic area information related to revenue from customers is as follows:

Region	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
North America	$6,257,717	67.2%	$5,783,014	64.5%
International-
Europe	2,305,655	24.8%	2,199,166	24.5%
Rest of World	747,142	8.0%	990,531	11.0%
Total International	3,052,797	32.8%	3,189,697	35.5%
Total	$9,310,514	100.0%	$8,972,711	100.0%

The vast majority of the Company's long-lived assets are located in the United States.

8. Equity Incentive Plan

There were no new equity awards granted during the three months ended March 31, 2015.  The cost associated with stock options during the three months ended March 31, 2015 and 2014 was $411,964 and the unamortized cost of the options at March 31, 2015 was $1,479,477 to be recognized over a weighted-average life of 2.2 years.  At March 31, 2015, and December 31, 2014, 622,292 and 565,000 shares of the options were exercisable. In addition, there was no intrinsic value associated with the options as of March 31, 2015. The weighted-average remaining contractual life of the options outstanding is 8.4 years.

9. Loss on Long-Term Contract

During the first quarter, in connection with the Company’s strategic shift and additional historical revenue results, the Company reviewed future revenue projections that were offsetting the accrued loss and now estimates that the loss on the long-term contract will be more than previously recorded. Consequently, the Company has recorded an additional loss on long-term contract of $1,035,993 during the three months ended March 31, 2015.

10. Segment Reporting

The Company sells enterprise-class digital signage solutions to customers worldwide and provides advertising services through digital place-based networks.  The Company had two separate reporting business segments – Enterprise and Media - for the following reasons:

•

The segments had different business models. The Enterprise segment sells intelligent visual solutions that consist of its proprietary software and hardware products and third-party displays. The Enterprise segment also provides installation services and maintenance and support services to corporate customers.  The Media segment sells advertising to major corporate advertisers and the advertising is placed on screens owned by business partners. In return for the use of their screens, the business partners share in the advertising revenue.

•

The Enterprise segment realizes a higher gross margin on revenues than the Media segment.

•

Each segment has a different head of operations that manages the segment. Each segment head uses discrete financial information about his individual segment and regularly reviews the operating results of that component.

•

The Airline Media network is held for sale and classified as discontinued operations on the financial statements.

Since the Company operates as a highly integrated entity which is characterized by substantial inter-segment cooperation and sharing of personnel and assets, it limits its segment reporting to revenues, cost of revenues, and gross profit by segment.

An analysis of the two reporting business segments follows:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Media	Enterprise	Media	Enterprise
Revenues	$1,482,631	$9,310,514	$2,546,091	$9,229,038
Cost of Revenues	2,041,289	4,956,910	2,335,743	4,279,899
Gross Profit	$(558,658)	$4,353,604	$210,348	$4,949,139
Gross Profit %	(37.7%)	46.8%	8.3%	53.6%

11. Subsequent Event

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent (the “LOI”) to sell the RMG Airline Network to an unaffiliated third party. Since that announcement, the exclusivity period of the LOI has expired and the Company has elected not to renew it. The Company continues to work through due diligence with the potential buyer contemplated under the letter of intent as well as additional unrelated third-parties in order to progress towards a definitive agreement. In the meantime, the Company continues to evaluate its strategic alternatives for the business. There can be no assurances that this sale will occur on terms favorable to the Company, or at all.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2014. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II.

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

As a result of its two acquisitions, the Company is a global provider of enterprise-class digital signage solutions and media applications. Through an extensive suite of products, including media services, proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients. The Company is one of the largest integrated digital signage solution providers globally and conducts operations through its RMG Media Networks and its RMG Enterprise Solutions business units.

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

The RMG Media Networks business unit engages elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the RMG Airline Media Network. The RMG Airline Media Network is a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spans almost all major commercial passenger airlines in the United States, delivers advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment. On March 19, 2015, it announced that it had entered into a non-binding letter of intent to sell the RMG Airline Media Network to an unaffiliated third party. As of the date of this report, that letter of intent has expired, and it has not reached an agreement with the potential purchaser regarding the terms of a sale of the RMG Airline Media Network. There can be no assurance that the sale of the RMG Airline Media Network will occur, or if it does occur that the purchase price or other material terms will be as initially contemplated by the non-binding letter of intent. If a definitive agreement is not reached or a sale is otherwise not consummated, it intends to consider all available options with respect to the RMG Airline Network, which may include continuing to operate the business as part of the Company, or a liquidation of its assets.

Revenue

The Company derives its revenue as follows:

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

●

Advertising

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

Cost of Revenue

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

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

The following financial statements present the results of operations of the Company for the three months ended March 31, 2015 and 2014.

	Three Months	Three Months	Change
	Ended	Ended
	March 31,	March 31,
	2015	2014	Dollars	%
Revenue	$9,310,514	$8,972,711	$337,803	3.8%
Cost Of Revenue	4,956,910	4,277,127	679,783	15.9%
Gross Profit	4,353,604	4,695,584	(341,980)	(7.3%)
Operating Expenses -
Sales and marketing	2,685,118	3,558,341	(873,223)	24.5%
General and administrative	4,065,424	4,937,163	(871,739)	17.7%
Research and development	681,396	844,702	(163,306)	19.3%
Depreciation and amortization	912,578	1,205,843	(293,265)	24.3%
Total Operating Expenses	8,344,516	10,546,049	(2,201,533)	20.9%
Operating Income (Loss)	(3,990,912)	(5,850,465)	1,859,553	31.8%
Warrant liability income (expense)	289,462	(4,641,471)	4,930,933	(106.2%)
Interest expense and other - net	(1,244,447)	(239,043)	(1,005,404)	(420.6%)
Loss before income taxes and discontinued operations	(4,945,897)	(10,730,979)	5,785,082	53.9%
Income Tax Expense (Benefit)	(16,546)	(950,079)	933,533	98.3%
Net loss before discontinued operations	(4,929,351)	(9,780,900)	4,851,549	49.6%
Loss from discontinued operations	(1,971,863)	(2,650,751)	678,888	25.6%
Net Loss	$(6,901,214)	$(12,431,651)	$5,530,437	44.5%

Revenue

Revenue was $9,310,514 and $8,972,711 for the three months ended March 31, 2015 and 2014, respectively. This represents a $337,803, or 3.8%, increase. The higher revenues were the result of higher demand for the Company’s products and services offset by lower maintenance and content service revenue.

During the three months ended March 31, 2015 and 2014, the Company’s revenue was derived as follows.

	Three		Three
	Months		Months
	Ended		Ended
	March 31,		March 31,		Change
	2015	%	2014	%	Dollars	%
Revenue -
Products	3,082,317	33.1%	2,206,420	24.6%	875,897	39.7%
Maintenance and content services	3,626,375	38.9%	4,302,725	48.0%	(676,350)	(15.7%)
Professional services	2,601,822	27.9%	2,463,566	27.5%	138,256	5.6%
Total	$9,310,514	100.0%	$8,972,711	100.0%	$337,803	3.8%

Maintenance revenue declined due to planned end-of-life announcements, partially offset by new product sales.

The following table reflects the Company’s revenue on a geographic basis for the three months ended March 31, 2015 and 2014.

Region	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2015	2014
North America	$6,257,717	$5,783,014
International
Europe	2,305,655	2,199,166
Rest of World	747,142	990,531
International	3,052,797	3,189,697
Total	$9,310,514	$8,972,711

The higher level of revenue for North America for the three months ended March 31, 2015 was due primarily to growth in product sales.

Cost of Revenue

Cost of revenue totaled $4,956,910 and $4,277,127 for the three months ended March 31, 2015 and 2014, respectively. This $679,783, or 15.9%, increase in cost of revenue is primarily attributable to a $1,035,993 adjustment to the loss on a long-term contract.

The Company’s overall gross margin for the three months ended March 31, 2015 decreased to 46.8% from 52.3% for the three months ended March 31, 2014. The lower gross margin was primarily attributable to the loss on long-term contract.  Without loss on long-term contract, gross margin improved to 57.9% based on improved product margins.

Operating Expenses

Operating expenses totaled $8,344,516 and $10,546,049 for the three months ended March 31, 2015 and 2014, respectively. This $2,201,533, or 20.9% decrease in operating expenses is due primarily to the following items:

•

Stock based compensation was $617,724 lower for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

•

Total operating expenses, net of depreciation and amortization, were lower by $1,908,268 in the three months ended March 31, 2015 due to a fifteen percent employee headcount reduction and reduced marketing spend.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability income credit for the three months ended March 31, 2015 and expense for the three months ended March 31, 2014 was $289,462 and $4,641,471, respectively.

Interest and other – Net

Interest expense and other - net for the three months ended March 31, 2015 and the three months ended March 31, 2014 was $1,244,447 and $239,043. This increase of $1,005,404 was due to the write-off of $743,082 in loan origination fees on March 26, 2015 at which time our outstanding debt was converted into Series A Preferred Shares.  See Note 6.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2015 and the three months ended March 31, 2014 was $16,546 and $950,079, respectively.  The Company had a book net loss in both periods with a full valuation allowance in 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity prior to acquiring RMG and Symon had been the cash generated from its initial public offering. Historically, Symon has generated cash from the sales of its products and services to its global customers. In addition, both RMG and Symon had realized cash through debt agreements with lenders.

The Company’s Airline Media network has entered into a revenue sharing agreement with a customer that requires the Company to make minimum revenue sharing payments of $4,619,842 in 2015.

During 2014, the Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11,500,000 if certain terms and conditions are met in the future, resulting in a minimum commitment remaining of $1,563,008 at March 31, 2015.

On March 26, 2015, the Company issued and sold an aggregate of 250,000 shares of newly-designated Series A convertible preferred stock at a price per share of $100.00, discharging all principal amounts owed to the Lenders under the Senior Credit Agreement on a dollar-for-dollar basis. In addition, simultaneously with the closing of the Financing the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated.

As a result of the consummation of the Financing and the payment in full and termination of the Senior Credit Agreement, the Company’s management believes that the Company has an adequate amount of cash to operate the Company through at least the next twelve months. Despite our present liquidity position, however, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, our cash on hand and funds from operations may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all.

The Company has generated and used cash as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Operating cash flow	$(2,335,828)	$(2,314,321)
Investing cash flow	(204,066)	(1,164,125)
Financing cash flow	10,627,301	-
Total	8,087,407	(3,478,446)

Activities

The decrease in cash from operating activities of $2,335,828 for the three months ended March 31, 2015 is primarily due to the company’s net loss of $6,901,214. The net loss is offset by the following non-cash items:

•

Non-cash loss on long-term contract of $1,035,993

•

Non-cash charge for depreciation and amortization of $983,167

•

Non-cash amortization of loan origination fees of $743,082

•

Non-cash stock-based compensation of $411,964

•

Non-cash income credit related to the decrease in the Company’s warrant liability of $289,462

In addition, the following are the principal changes in assets and liabilities affected cash from operating activities during the period:

•

Accounts receivable decreased by $3,000,395 due to higher collection in the first quarter compared to year-end 2014

•

Accounts payable decreased by $1,247,450 due primarily to payment of obligations from the fourth quarter 2014 and lower operating expenses

Investing Activities

The decrease in cash from investing activities of the Company of $204,066 during the three months ended March 31, 2015 was solely due to reduced expenditures for property and equipment.

Financing Activities

The increase in cash due to financing activities during the three months ended March 31, 2015 was due to proceeds received at the end of March from investors in Series A convertible preferred shares.  See Note 6

Critical Accounting Policies

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2015, T-Rex Property AB (“T-Rex”), filed a complaint against us in the United States District Court for the North District of Texas, Civil Action Number 3:15-cv-00738-P.  T-Rex alleges that we are infringing on three United States patents.  T-Rex is seeking unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for attorneys’ fees.  We deny the allegations set forth in the complaint and intend to vigorously defend ourselves in the proceedings.

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

As of March 31, 2015, we had approximately $11.1 million in cash and cash equivalents and no outstanding indebtedness.  While we currently believe that we have an adequate amount of cash to operate the Company through at least December 31, 2015, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, our cash on hand and funds from operations may not be sufficient to fund our operations or pursue strategic transactions, and we may be required to seek alternative sources of financing. If that were to occur, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

The markets for digital signage are competitive and we may be unable to compete successfully.

The markets for digital signage are very competitive and we must compete with other established providers. We compete with larger companies in many of the markets we serve.

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

Implementation and integration of new products, such as expanding our software, media player and services product portfolios, could harm our results of operations.

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

Our growth strategy includes expanding our geographic coverage in or into the Asia-Pacific region, Europe and the Middle East. In many cases, we have limited experience in these regions, and may encounter difficulties due to different technology standards, legal considerations, language barriers, distance and cultural differences. We may not be able to manage operations in these regions effectively and efficiently or compete effectively in these new markets. If we do not generate sufficient revenues from these regions to offset the expense of expansion into these regions, or if we do not effectively manage accounts receivable, foreign currency exchange rate fluctuations and taxes, our business and our ability to increase revenues and enhance our operating results could suffer.

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

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time, we receive letters alleging infringement of intellectual property rights of others. In addition, in March 2015 a third party filed a complaint against us in the United States District Court for the North District of Texas, alleging that we are infringing on three United States patents, and seeking unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for attorneys’ fees. See Item 1 of Part II of this quarterly report for more information. We may also initiate claims against third parties to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our core business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from operating portions of our business or using technology that contains the allegedly infringing intellectual property. Any intellectual property litigation could adversely affect our business, financial condition or results of operations.

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

Any indebtedness we may incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

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

As of March 31, 2015, SCG Financial Holdings LLC (the “Sponsor”) and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned almost 40% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed in the current report on Form 8-K filed by the Company on March 25, 2015, none.

Item 6.      Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Fifth Amendment to Credit Agreement, dated as of January 26, 2015 (4).
10.2	Purchase Agreement, dated March 25, 2015, among the Company and the Investors (2)
10.3	Registration Rights Agreement, dated March 25, 2015, among the Company and the Investorse (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Form of Support Agreement (2)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on January 29, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Chief Financial Officer (principal financial officer)

Date: May 15, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Fifth Amendment to Credit Agreement, dated as of January 26, 2015 (4).
10.2	Purchase Agreement, dated March 25, 2015, among the Company and the Investors (2)
10.3	Registration Rights Agreement, dated March 25, 2015, among the Company and the Investorse (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Form of Support Agreement (2)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on January 29, 2015.