Form 10-Q
period 2015-06-30
RMG Networks Holding Corp
filed 2015-08-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2015, 36,882,041 shares of common stock, par value $0.0001per share, of the registrant were outstanding.

PART I

Item1. Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,834,061	$3,076,708
Accounts receivable, net of allowance for doubtful accounts of $659,396 and $234,135, respectively	7,089,906	13,060,536
Inventory, net	1,305,719	1,460,876
Deferred tax assets	-	6,671
Prepaid assets	1,124,850	1,174,894
Current assets of discontinued operations	2,193,724	2,810,857
Total current assets	19,548,260	21,590,542
Property and equipment, net	5,110,911	5,230,215
Property and equipment of discontinued operations, net	140,232	455,582
Intangible assets, net	10,092,750	11,518,997
Loan origination fees	-	743,082
Other assets	229,225	177,832
Other assets of discontinued operations	-	72,531
Total assets	$35,121,378	$39,788,781
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,133,245	$4,348,804
Accrued liabilities	3,954,747	3,455,721
Loss on long-term contract	1,631,660	2,648,644
Deferred revenue	7,473,366	7,492,032
Liabilities of discontinued operations	3,482,214	5,145,565
Total current liabilities	18,675,232	23,090,766
Notes payable – non-current	-	14,000,000
Warrant liability	390,773	1,447,308
Deferred revenue – non-current	1,514,369	1,478,041
Deferred tax liabilities	3,616	-
Loss on long-term contract - non-current	320,440	1,035,804
Deferred rent and other	2,274,512	2,283,461
Non-current liabilities of discontinued operations	-	341,644
Total liabilities	23,178,942	43,677,024
Stockholders’ equity (deficit):
Common stock, $.0001 par value, (250,000,000 shares authorized; 37,182,041 and 12,467,756 shares issued; 36,882,041 and 12,167,756 shares outstanding, at June 30, 2015 and December 31, 2014, respectively.)	3,718	1,247
Additional paid-in capital	107,464,988	82,089,504
Accumulated comprehensive income	81,375	6,211
Retained earnings (accumulated deficit)	(95,127,645)	(85,505,205)
Treasury Stock, at cost (300,000 shares)	(480,000)	(480,000)
Total stockholders’ equity (deficit)	11,942,436	(3,888,243)
Total liabilities and stockholders’ equity (deficit)	$35,121,378	$39,788,781

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Products	$4,053,503	$3,106,913	$7,135,820	$5,313,333
Maintenance and content services	3,766,760	3,601,562	7,393,135	7,904,287
Professional services	1,518,516	1,488,926	4,120,338	3,952,492
Total Revenue	9,338,779	8,197,401	18,649,293	17,170,112
Cost of Revenue:
Products	2,400,183	2,406,484	4,054,922	4,313,635
Maintenance and content services	502,211	755,938	1,142,636	1,516,084
Professional services	1,247,259	1,475,138	2,873,012	3,084,968
Loss (Gain) on long-term contract	(1,480,464)	4,130,104	(444,471)	4,130,104
Total Cost of Revenue	2,669,189	8,767,664	7,626,099	13,044,791
Gross Profit (Loss)	6,669,590	(570,263)	11,023,194	4,125,321
Operating expenses:
Sales and marketing	2,019,799	3,429,864	4,704,917	6,988,205
General and administrative	5,051,650	4,485,181	9,117,074	9,422,344
Research and development	868,443	832,956	1,549,839	1,677,658
Depreciation and amortization	1,106,038	1,146,710	2,018,616	2,352,553
Total operating expenses	9,045,929	9,894,711	17,390,446	20,440,760
Operating loss	(2,376,340)	(10,464,974)	(6,367,252)	(16,315,439)
Other Income (Expense):
Warrant liability income (expense)	767,073	4,052,462	1,056,535	(589,009)
Interest (expense) and other income – net	(91,555)	144,054	(1,336,002)	(94,989)
Loss before income taxes and discontinued operations	(1,700,822)	(6,268,458)	(6,646,719)	(16,999,437)
Income tax expense (benefit)	16,546	685,060	-	(265,019)
Total Loss from continuing operations	(1,717,368)	(6,953,518)	(6,646,719)	(16,734,418)
Loss from discontinued operations	(1,003,858)	(9,073,652)	(2,975,721)	(11,724,403)
Net loss	(2,721,226)	(16,027,170)	(9,622,440)	(28,458,821)
Other comprehensive income -
Foreign currency translation adjustments	269,653	97,182	75,164	101,788
Total comprehensive loss	$(2,451,573)	$(15,929,988)	$(9,547,276)	$(28,357,033)
Net loss per share of Common Stock (basic and diluted):
Continuing operations	$(0.07)	$(0.56)	$(0.35)	$(1.38)
Discontinued operations	(0.04)	(0.73)	(0.16)	(0.96)
Net loss per share of Common Stock (basic and diluted):	(0.11)	(1.30)	(0.51)	(2.34)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	25,475,448	12,367,756	18,858,364	12,161,112

See accompanying notes to consolidated financial statements

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

For the Six Months Ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(9,622,440)	$(28,458,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,159,176	3,800,818
Gain (loss) on change in warrant liability	(1,056,535)	589,009
Impairment of intangible assets and goodwill	-	7,245,359
Stock-based compensation	791,344	1,743,836
Non-cash treasury stock	-	(480,000)
Non-cash loan origination fees	743,082	114,322
Non-cash consulting expense	240,000	264,750
Non-cash directors’ fees	31,250	116,464
Allowance for doubtful accounts	463,728	-
Deferred tax (benefit)	10,287	(328,860)
Changes in operating assets and liabilities:
Accounts receivable	6,027,342	6,525,241
Inventory	155,157	1,045,947
Other current assets	172,593	897,912
Other assets, net	(218,862)	6,606
Accounts payable	(2,261,749)	(3,404,430)
Accrued liabilities	(1,155,320)	6,026,537
Deferred revenue	(11,535)	410,611
Gain (Loss) on long-term contract	(1,732,348)	-
Deferred rent and other liabilities	(350,593)	304,573
Net cash used in operating activities	(5,615,423)	(3,580,126)

Cash flows from investing activities
Purchases of property and equipment	(298,274)	(1,670,134)
Net cash used in investing activities	(298,274)	(1,670,134)

Cash flows from financing activities
Proceeds from long-term debt	1,000,000	-
Conversion of preferred to common stock	(40,689)	-
Issuance of preferred shares, net of issuance costs	9,627,301	-
Net cash provided by financing activities	10,586,612	-

Effect of exchange rate changes on cash	84,438	101,788

Net increase (decrease) in cash and cash equivalents	4,757,353	(5,148,472)

Cash and cash equivalents, beginning of period	3,076,708	8,235,566

Cash and cash equivalents, end of period	$7,834,061	$3,087,094

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$646,594	$294,570
Cash paid during the period for income taxes	$18,410	$-

See accompanying notes to consolidated financial statements

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet and the Statements of Comprehensive Loss and Cash Flows for the year ended December 31, 2014 have been derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Finished Goods	$582,517	$1,014,959
Raw Materials	723,202	445,917
Total	$1,305,719	$1,460,876

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

Maintenance and content services revenue is recognized ratably over the term of the contracts, which is typically one to three years. Maintenance and support is renewable by the customer when the agreement expires. Rates, including subsequent renewal rates, are typically established based upon specified rates as set forth in the arrangement. The Company’s hosting support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal.

Professional services revenue

Professional services consist primarily of installation and training services. Installation fees are recognized either on a fixed-fee basis or on a time-and-materials basis. For fixed-fee and time-and materials contracts, the Company recognizes revenue as services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue as the Company performs the services.

Advertising

As of June 30, 2015, the Airline Media Network (“Media”) is being held for sale and classified as discontinued operations. In a Subsequent Event, the Media business was divested on July 1, 2015. See Footnote 5, Discontinued Operations and Footnote 12, Subsequent Event to the Consolidated Financials for further detail.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the financial statements approximates fair value due to the short-term maturity of these instruments.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $2,578,079 held in foreign countries as of June 30, 2015 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at June 30, 2015 and December 31, 2014 were anti-dilutive.

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

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. The Company’s business is comprised of two operating segments, Enterprise solutions and Media advertising. The CEO reviews financial data that encompasses the Company’s enterprise solutions and media advertising revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Footnote 5, Discontinued Operations regarding the Company’s decision to exit the Media segment.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Specifically, $1,858,145 of Deferred revenues has been reclassified to Deferred rent and other liabilities for $1,782,075 and to Accrued liabilities for $76,070 for the December 31, 2014 Consolidated Balance Sheet and related Consolidated Statements of Cash Flows.  These reclassifications had no effect on the reported results of operations.

2. Notes Payable

At December 31, 2014 the Company had outstanding notes payable of $14,000,000 and an additional $1,000,000 was borrowed during the first quarter of 2015, all of which were converted to Series A Preferred Stock on March 26, 2015, as described in Note 6 Preferred Shares below.  At March 31, 2015 and June 30, 2015 the Company had no outstanding notes payable.

3. Sale of Accounts Receivable

In September 2014, the Company entered into an agreement with a third party (the “Purchaser”) under which the Company, from time to time, sold specific accounts receivable related to the Media business to the Purchaser. The Purchaser agreed to advance to the Company 85% of the total value of the purchased accounts, up to a maximum of $3,000,000. The Company received the remaining 15% of the total value of the purchased accounts upon the collection of the full amount of the purchased accounts. All customer payments of the purchased accounts were made to a lock-box controlled by the Purchaser. The Company paid interest to the Purchaser on the total amount of cash advances that had not been repaid at the rate of prime plus 1%; however, the interest rate could never be less than 4.25%. In addition, the Company paid the Purchaser a service charge of 2% on each cash advance.

The purchased accounts were sold by the Company to the Purchaser with full recourse and, in the event the purchased accounts were not fully repaid, the Company was liable for the unpaid portion of the purchased accounts. At June 30, 2015 the amount of unpaid purchased accounts was $928,083. The Company collateralized the agreement by granting the Purchaser a security interest in the total receivables of its Media business segment and that security interest is included as a credit to accounts receivable on the balance sheet. On July 2, 2015 as part of the divestiture of Media, this amount was paid in full and the Company has no other obligations outstanding under this agreement.

4. Income Taxes

The Company is reporting a significant book loss for the three months and six months ended June 30, 2015. The Company reported a full valuation allowance against its net deferred U.S. income tax assets at the 2014 year-end. All evidence and information available suggests that the Company will maintain the full valuation allowance in 2015. Therefore, no income tax benefit was recorded for the three or six months ended June 30, 2015 U.S. pre-tax book loss.

5. Discontinued Operations

Due to ongoing losses, the Company decided to exit its Media business. This strategic shift is intended to allow the Company to focus on its core Enterprise digital signage business and is expected to improve the Company’s overall margins and profitability. The Company exited these operations on July 1, 2015 and will have limited involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company has classified its Media operations as discontinued operations for financial reporting purposes in all periods presented except where specifically identified otherwise.

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$2,472,160	$5,178,985	$3,954,791	$7,981,403
Cost of Sales	2,019,659	3,559,528	4,060,948	5,898,043
Operating Expenses	1,411,185	10,746,944	2,732,180	13,851,902
Operating Loss	(958,684)	(9,127,487)	(2,838,337)	(11,768,542)
Other expenses (income), net	45,174	(53,835)	137,384	(44,139)
Net loss from discontinued operations	$(1,003,858)	$(9,073,652)	$(2,975,721)	$(11,724,403)

The following table shows the assets and liabilities of the Company’s discontinued operations at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Accounts receivable	$2,193,274	$2,687,858
Prepaid assets	450	122,999
Current assets	2,193,724	2,810,857

Property, plant & equipment, net	140,232	455,582
Other assets	-	72,531
Total assets	$2,333,956	$3,338,970

Accounts payable	$316,071	$348,660
Accrued revenue share & agency fees	2,749,548	3,861,967
Accrued liabilities	416,595	926,604
Deferred revenue	-	8,333
Current liabilities	3,482,214	5,145,564
Other long-term liabilities	-	341,644
Total liabilities	$3,482,214	$5,487,208

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

The shares of Series A Preferred Stock had the rights and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock filed by the Company on March 25, 2015 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, each share of Series A Preferred Stock was automatically converted into 100 shares of the Company’s common stock on May 13, 2015, the date on which the stockholders of the Company approved a proposal to permit the issuance of shares of common stock upon the conversion of the Series A Preferred Stock.

In connection with the Financing, on March 25, 2015 the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which the Company file with the SEC a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the “Registrable Securities”). If the registration statement ceases for any reason to be effective at any time before the Registrable Securities have not been resold for more than 20 consecutive days or a total of 45 days in any 12 month period, or if the Company fails to keep public information available or to otherwise comply with certain obligations such that the Investors are unable to resell the Registrable Securities pursuant to the provisions of Rule 144 promulgated under the Securities Act, then the Company shall be obligated to pay to each Investor an amount in cash, as liquidated damages and not as a penalty, equal to 1.5% of the purchase price paid by such Investor for the Shares purchased under the Purchase Agreement per month until the applicable event giving rise to such payments is cured.

The Company recorded its Convertible Preferred Stock at fair value on the dates of issuance, net of issuance costs. A redemption event would have been made possible upon reaching a one year anniversary of the closing of the Preferred Stock agreement. At that date, the Preferred Stock would have become redeemable at the option of the holder. As the redemption event was outside the control of the Company, all shares of Convertible Preferred Stock had been presented outside of permanent equity as of March 31, 2015. In connection with the recent conversion of the Preferred Stock to common stock on May 13, 2015, the redemption feature has been eliminated and the Preferred Stock was reclassified to common stock in permanent equity on this date.

7. Equity Incentive Plan

There were no new equity awards granted during the three and six months ended June 30, 2015.  The amortization expense associated with stock options during the three months ended June 30, 2015 and 2014 was $379,380 and $481,454, respectively. The stock option amortization expense for the six months ended June 30, 2015 and 2014 was $791,344 and $1,159,679, respectively. The unamortized cost of the options at June 30, 2015 was $2,066,112, to be recognized over a weighted-average life of 2.2 years. At June 30, 2015, and December 31, 2014, 923,333 and 565,000 shares of the options were exercisable. In addition, there was no intrinsic value associated with the options as of June 30, 2015. The weighted-average remaining contractual life of the options outstanding is 8.1 years.

8. Geographic Information

Revenue by geographic area are based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

Region	Six Months	Six Months
	Ended June 30	Ended June 30
	2015	2014
North America	$12,650,097	$10,434,756
International
Europe	4,641,919	4,580,412
Other	1,357,277	2,154,944
International	5,999,196	6,735,356
Total	$18,649,293	$17,170,112

The vast majority of the Company's long-lived assets are located in the United States.

9. Loss on Long-Term Contract

During the second quarter of 2014, the Company updated its analysis of a long-term partner related contract. Based on the results of that analysis and an estimate of revenue to be generated in the future under the contract, the Company determined that sufficient revenue would not be generated under the contract for it to meet its minimum annual guarantees of revenue sharing to its partner.

As a result, the Company recorded a $6,200,000 loss on the long-term contract at June 30, 2014 which represented the amount it expected that the total minimum annual guarantees payable to the partner would exceed the revenue generated under the contract at that time. The loss on the long-term contract was recorded as follows:

Loss on Long-Term Contract	$4,130,104
Revenue reduction	2,069,896
Total	$6,200,000

The Company continues to re-evaluate this loss contract status. During the second quarter of 2015, the Company reassessed its future revenue projections and operating costs for the remainder of the contract and made the decision to passively pursue revenue and operate the network with the minimum resources needed to maintain service levels as required by the agreement until it terminates on December 31, 2016.  Based on this operating model, the Company revised its loss contract estimates, which resulted in a net gain on the long-term contract of $1,480,464 and $444,471 during the three months and six months ended June 30, 2015, respectively. At June 30, 2015, the remaining balance on the loss on long-term contract was $1,952,100.

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

•

Media business is held for sale and classified as discontinued operations on the financial statements.

Since the Company operates as a highly integrated entity which is characterized by substantial inter-segment cooperation and sharing of personnel and assets, it limits its segment reporting to revenues, cost of revenues, and gross profit by segment. The impact of the loss on the long-term contract are reflected in the Enterprise segment.

An analysis of the two reporting business segments follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2015		2014
	Media	Enterprise	Media	Enterprise
Revenues	$2,472,160	$9,338,779	$5,178,985	$8,197,401
Cost of Revenues	2,019,659	2,669,189	3,559,528	8,767,664
Gross Profit	$452,501	$6,669,590	$1,619,457	$-570,263
Gross Profit %	18.3%	71.4%	31.3%	-7.0%

	Six Months Ended		Six Months Ended
	2015		2014
	Media	Enterprise	Media	Enterprise
Revenues	$3,954,791	$18,649,293	$7,981,403	$17,170,112
Cost of Revenues	4,060,948	7,626,099	5,898,043	13,044,791
Gross Profit	$(106,157)	$11,023,194	$2,083,360	$4,125,321
Gross Profit %	-2.7%	59.1%	26.1%	24.0%

Beginning with the third quarter in 2015, the remaining segment will be Enterprise.

11. Related Party Transactions

In August 2013 the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant"), an entity managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960,000 when issued in August 2013. The value of the common stock is amortized over the term of the agreement. The amortized expense charged to operations for the three months and six months ended June 30, 2015 were $120,000 and $240,000, respectively. The amortized expense for the three months and six months ended June 30, 2014 were $120,000 and $240,000, respectively. The unamortized value of the common stock was $40,000 and $280,000 at June 30, 2015 and December 31, 2014, respectively and is included in other current assets. Under the Agreement, the Consultant also receives an annual services fee of $50,000 which terminates in July 2015.

The Company also has an agreement with a company owned by a board member under which it pays $10,300 a month for public relations services. Under this agreement the Company has incurred charges for the three months and six months ended June 30, 2015 of $30,900 and $61,800, respectively.

12. Subsequent Event

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party.

On July 1, 2015, the Company completed the sale of its Media business to Global Eagle Entertainment (“GEE”). Under the terms of the agreement, the Company sold $2,333,956 of customer receivables, fixed assets, and prepaid assets offset by $3,482,214 of assumed and transferred liabilities such as accounts payable, accrued revenue share and agency fees, and accrued liabilities of Media as identified under the June 30, 2015 heading in Note 5 Discontinued Operations in exchange for cash.  In addition, the transaction includes certain amounts paid into escrow in full support of future potential obligations and an earn-out.  The transaction results in an initial pre-tax gain of $1,485,921 which is net of certain asset and lease impairment charges, severance expenses, and transaction costs. The gain will be offset against the loss from discontinued operations in the Consolidated Statement of Comprehensive Income / (Loss) in the third quarter of 2015. As part of the transaction agreement, GEE assumes all existing partner revenue sharing agreements and their related minimum revenue sharing requirements and certain vendor contracts held by Media.  In addition, some employees of Media were transferred to GEE as part of the transaction agreement. The terms of the escrow requires certain levels of performance related to a revenue sharing agreement and its related minimum revenue share requirements.  In order for the Company to receive the earn-out payment, the buyer must successfully negotiate certain terms with a customer and the Media business must meet certain performance requirements over the 12 month period following the closing date.

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

The RMG Media Networks business unit engages elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the Media business. The Media business is a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spans almost all major commercial passenger airlines in the United States, delivers advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment. On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the RMG Media to an unaffiliated third party. On July 1, 2015, the Company divested of the Media business. Therefore, the financial information discussed below is exclusive of the discontinued operations unless specifically identified otherwise.

Revenue

The Company derives its revenue as follows from four primary sources:

1.

Product sales:

•

Licenses to use its proprietary software products;

•

Proprietary software-embedded media players;

•

Third-party flat screen displays and other third-party hardware.

2.

Customer support services:

•

Product maintenance services; and

•

Subscription-based and custom creative content services.

3.

Professional installation and training services

4.

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

•

Impairment of intangible assets and goodwill.

Results of Operations

Comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014

The following financial statements present the results of operations of the Company for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Chg	2015	2014	% Chg
Revenue	$9,338,779	$8,197,401	13.9%	$18,649,293	$17,170,112	8.6%
Cost Of Revenue	2,669,189	8,767,664	(69.6%)	7,626,099	13,044,791	(41.5%)
Gross Profit	6,669,590	(570,263)	(1269.6%)	11,023,194	4,125,321	167.2%
Operating Expenses -
Sales and marketing	2,019,799	3,429,864	(41.1%)	4,704,917	6,988,205	(32.7%)
General and administrative	5,051,650	4,485,181	12.6%	9,117,074	9,422,344	(3.2%)
Research and development	868,443	832,956	4.3%	1,549,839	1,677,658	(7.6%)
Depreciation and amortization	1,106,038	1,146,710	(3.5%)	2,018,616	2,352,553	(14.2%)
Total Operating Expenses	9,045,929	9,894,711	(8.6%)	17,390,446	20,440,760	(14.9%)
Operating Loss	(2,376,340)	(10,464,974)	77.3%	(6,367,252)	(16,315,439)	61.0%
Warrant liability income (expense)	767,073	4,052,462	81.1%	1,056,535	(589,009)	279.4%
Interest expense and other - net	(91,555)	144,054	163.6%	(1,336,002)	(94,989)	(1306.5%)
Loss before income taxes and discontinued operations	(1,700,822)	(6,268,458)	72.9%	(6,646,719)	(16,999,437)	60.9%
Income Tax Expense (Benefit)	16,546	685,060	97.6%	-	(265,019)	100.0%
Net loss before discontinued operations	(1,717,368)	(6,953,518)	75.3%	(6,646,719)	(16,734,418)	60.3%
Loss from discontinued operations	(1,003,858)	(9,073,652)	88.9%	(2,975,721)	(11,724,403)	74.6%
Net Loss	$(2,721,226)	$(16,027,170)	83.0%	$(9,622,440)	$(28,458,821)	66.2%

Revenue

Revenue was $9,338,779 and $8,197,401 for the three months ended June 30, 2015 and 2014, respectively. This represents a $1,141,378, or 13.9%, increase. Revenue was $18,649,293 and $17,170,112 for the six months ended June 30, 2015 and 2014, respectively. This represents a $1,479,181, or 8.6%, increase. As noted in the Revenue chart below, the Company recorded adjustments associated with its loss contract that negatively impacted revenue in the second quarter of 2014.

In order to provide year over year comparisons, the three and six months ended June 30, 2014 revenues are adjusted in the table below to show the loss on long-term contract impact to revenue in 2014 that was recorded in accordance with generally accepted accounting principles and previously disclosed in the second quarter of 2014.  The loss on the long-term contract recorded in 2014 reduced product, maintenance and professional services revenue as prior revenue related to the contract was reversed. See Note 9. Loss on Long-Term Contract for further details. This table reflects only the loss on long-term contract adjustment to revenue.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
Revenue -
Products	$3,106,913	$987,542	$4,094,455	$5,313,333	$987,542	$6,300,875
Maintenance and content services	3,601,562	394,565	3,996,127	7,904,287	394,565	8,298,852
Professional services	1,488,926	687,789	2,176,715	3,952,492	687,789	4,640,281
Revenue Impact from Loss on Long-term Contract	-	(2,069,896)	(2,069,896)	-	(2,069,896)	(2,069,896)
Total	$8,197,401	$-	$8,197,401	$17,170,112	$-	$17,170,112

During the three and six months ended June 30, 2015 and 2014, the Company’s revenue was derived as follows.

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	%	2014	%	2015	%	2014	%
Revenue -
Products	$4,053,503	43.4%	$4,094,455	49.9%	$7,135,820	38.3%	$6,300,875	36.7%
Maintenance and content services	3,766,760	40.3%	3,996,127	48.7%	7,393,135	39.6%	8,298,852	48.3%
Professional services	1,518,516	16.3%	2,176,715	26.6%	4,120,338	22.1%	4,640,281	27.0%
Revenue Impact from Loss on Long-term Contract	-	0.0%	(2,069,896)	(25.2%)	-	0.0%	(2,069,896)	(12.0%)
Total	$9,338,779	100.0%	$8,197,401	100.0%	$18,649,293	100.0%	$17,170,112	100.0%

Year-to-date, the Company has experienced higher demand for the Company’s products, offset by lower professional services, maintenance and content service revenue.  In 2015, maintenance revenue declined due to planned end-of-life announcements of certain of its product lines late in 2014.

The following table reflects the Company’s revenue on a geographic basis for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		Six Months Ended June 30,
Region	2015		2014
North America	$12,650,097	67.8%	$10,434,756	60.8%
International-
Europe	4,641,919	24.9%	4,580,412	26.7%
Other	1,357,277	7.3%	2,154,944	12.6%
Total International	5,999,196	32.2%	6,735,356	39.2%
Total	$18,649,293	100.0%	$17,170,112	100.0%

The lower revenue for North America for the six months ended June 30, 2015 was due primarily to lower revenues for maintenance and content services, and professional services with some offset from increased product sales. The Company has narrowed its international focus areas, resulting in lower near term Other international revenue.

Cost of Revenue

Cost of revenue totaled $2,669,189 and $8,767,664 for the three months ended June 30, 2015 and 2014, respectively. This $6,098,475, or 69.6%, decrease in cost of revenue is primarily attributable to the $1,480,464 gain adjustment in 2015 and the $4,130,104 loss adjustment in 2014 related to the loss on a long-term contract. The Company’s overall gross margin for the three months ended June 30, 2015 increased from (7.0)% to 71.4% for the three months ended June 30, 2014 primarily due to the adjustments related to the loss on long-term contract. Without the loss on long-term contract, gross margin was 55.6% and 54.8% for the three months ended June 30, 2015 and 2014, respectively.

Cost of revenue totaled $7,626,099 and $13,044,791 for the six months ended June 30, 2015 and 2014, respectively. This $5,418,692, or 41.5%, decrease in cost of revenue is primarily attributable to the combination of the $444,471 gain adjustment in 2015 and $4,130,104 loss adjustment in 2014 related to the loss on a long-term contract. The Company’s overall gross margin for the six months ended June 30, 2015 increased to 59.1% from 24.0% for the six months ended June 30, 2014. The change in gross margin was primarily attributable to the loss on long-term contract.  Without loss on long-term contract, gross margin was 56.7% and 53.7% for the six months ended June 30, 2015 and 2014, respectively, based on improved product and maintenance margins with a slight offset from reduced professional services margins.

Operating Expenses

Operating expenses totaled $9,045,929 and $9,894,711 for the three months ended June 30, 2015 and 2014, respectively. This $848,782, or 8.6% decrease in operating expenses is due primarily to the following items:

•

Sales and marketing expenses were $1,410,065 lower for the three months ended June 30, 2015 when compared to the same comparable three months in 2014, primarily due to reductions in sales headcount and marketing spend.

•

Total operating expenses, exclusive of depreciation and amortization, were lower by $808,109 in the three months ended June 30, 2015 due to the noted sales headcount reduction and reduced marketing spend offset by an increase in general and administrative expenses as compared to the prior year quarter. The increased general and administrative expense was primarily due to professional fees in the current year quarter.

Operating expenses totaled $17,390,446 and $20,440,760 for the six months ended June 30, 2015 and 2014, respectively. This $3,050,314, or 14.9% decrease in operating expenses is due primarily to the following items:

•

Sales and marketing expenses were $2,283,288 lower for the six months ended June 30, 2015 when compared to the same comparable six months in 2014, primarily due to reductions in sales headcount and reduced marketing spend.

•

Stock based compensation was $952,492 lower for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to an increase in participant forfeitures.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability income for the three months ended June 30, 2015 and 2014 was $767,073 and $4,052,462, respectively. The warrant liability income for the six months ended June 30, 2015 was $1,056,535 and the warrant liability expense for the six months ended June 30, 2014 was $589,009.

Interest and other – Net

Interest (expense) and other income - net for the three months ended June 30, 2015 and 2014 were $(91,555) and $144,054, respectively. This increase in expense of $235,609 was primarily due to the 2014 recognition of $480,000 in other income that was partially offset by interest expense in 2014.  The other income related to the receipt of 300,000 shares of the Company’s common stock in connection with a claim for damages filed by the Company.  The stock was valued at $480,000 which represents its market value on June 3, 2014, the day it was received.  Interest (expense) and other income - net for the six months ended June 30, 2015 and 2014 were $1,336,002 and $94,989, respectively. This increase of $1,241,013 was due to the combined impact of the $743,082 write-off of loan origination fees in 2015 and the 2014 increase in other income as mentioned previously. The write-off of loan origination fees was triggered when our outstanding debt was converted into Series A Preferred Shares. See Note 5.

Income Tax Benefit

The income tax expense (benefit) for the three months ended June 30, 2015 and 2014 was $(16,546) and $685,060, respectively. The income tax benefit for the six months ended June 30, 2015 and 2014 was $0 and $265,019, respectively. The Company had a book net loss in both periods with a U.S. full valuation allowance in 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity prior to acquiring RMG and Symon had been the cash generated from its initial public offering. Historically, Symon has generated cash from the sales of its products and services to its global customers. In addition, both RMG and Symon had realized cash through debt agreements with lenders.

During 2014, the Company entered into two agreements which required future cash outlays.  During 2014, the Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11,500,000 if certain terms and conditions are met in the future, resulting in a minimum commitment remaining of $1,163,008 at June 30, 2015. This commitment will be paid out by the end of 2015. The Company also entered into a revenue sharing agreement directly with a customer that requires the Company to make minimum revenue sharing payments of $4,619,842 in 2015.  As a result of the sale of the Media business, this liability was assumed by the buyer and is no longer an obligation of the Company.

On March 26, 2015, the Company issued and sold an aggregate of 250,000 shares of newly-designated Series A convertible preferred stock at a price per share of $100.00, discharging $15,000,000 in principal amounts owed to the Lenders under the Senior Credit Agreement on a dollar-for-dollar basis. In addition, simultaneously with the closing of the Financing, the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated and the Company retained net cash proceeds of $9,627,301 million to use for ongoing operations.

As a result of the consummation of the Financing, the payment in full and termination of the Senior Credit Agreement, related cash proceeds, coupled with the sale of the Media segment, the Company has $7.8 million in available cash at June 30, 2015.  The Media business continued to generate losses until its divestiture on July 1, 2015.  As such, the Company is closely monitoring its cash projections and intends to reduce its operating costs.  Based on taking these actions, the Company believes it has adequate cash to operate the Company through at least the next twelve months. However, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, our cash on hand and funds from operations may not be sufficient to fund our operations. As such, we are exploring potential additional sources of liquidity, but there is no assurance that we will be able to obtain additional liquidity on acceptable terms, or at all.

The Company has generated and used cash inclusive of discontinued operations as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating cash flow	$(5,615,423)	$(3,580,126)
Investing cash flow	(298,274)	(1,670,134)
Financing cash flow	10,586,612	-
Total	$4,672,915	$(5,250,260)

Operating Activities

The decrease in cash from operating activities of $5,615,423 for the six months ended June 30, 2015 is primarily due to the company’s net loss of $9,622,440. The net loss is offset by the following non-cash items:

•

Non-cash loss on long-term contract of $1,732,348

•

Non-cash expense for depreciation and amortization of $2,159,176

•

Non-cash income credit related to the decrease in the Company’s warrant liability of $1,056,535

•

Non-cash stock-based compensation of $791,344

•

Non-cash amortization of loan origination fees of $743,082

•

Non-cash allowance for doubtful accounts of $463,728 related primarily to international operations

In addition, the following are the principal changes in assets and liabilities affected cash from operating activities during the period:

•

Accounts receivable decreased by $6,027,342 due to higher collection in the first half of the year compared to year-end 2014

•

Accounts payable decreased by $2,261,749 due primarily to payment of obligations from the fourth quarter 2014 and lower operating expenses

•

Accrued liabilities decreased by $1,155,320 due to payments of partner revenue share related to the Airlines Media business

Investing Activities

The decrease in cash from investing activities of the Company of $298,274 during the six months ended June 30, 2015 was solely due to expenditures for property and equipment.

Financing Activities

The increase in cash due to financing activities during the six months ended June 30, 2015 was due to proceeds received at the end of March from investors in Series A convertible preferred shares.  See Note 6, Preferred Stock to the accompanying unaudited consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the second quarter of 2015, the Company had turnover in the leadership of the accounting organization.  While both Chief Financial Officer and Controller are new to their positions, we believe we established sufficient transition and continuity with the predecessor leadership and increased review procedures to ensure our internal controls over financial reporting during the quarter ended June 30, 2015 remained effective for the period.

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

For the year ended December 31, 2014 and the period from April 20, 2013 (the date we consummated our acquisition of Symon) through December 31, 2013, we incurred net losses of approximately $72.5 million and $13.0 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues decrease in a given period, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may require significant amounts of additional financing to execute our business plan and fund our other liquidity needs. If we do not raise sufficient funds, and/or if our future operating results do not meet or exceed our projections, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

As of June 30, 2015, we had approximately $7.8 million in cash and cash equivalents and no outstanding indebtedness.  While we currently believe that we have an adequate amount of cash to operate the Company through at least the next twelve months, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, our cash on hand and funds from operations may not be sufficient to fund our operations, and we may be required to seek alternative sources of financing. If that were to occur, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

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

In 2015, approximately more than 32% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

A higher percentage of our sales and profitability occur in the third and fourth quarters.

We sell more of our products in the third and fourth quarters because of traditional technology buying patterns of our customers. Advertising cycles, corporate year end budgets, government buying and regional economics will affect the amount of our products and services that will fit into customers’ budgets late in the year. Any unanticipated decrease in demand for our products during the third and fourth quarters could have an adverse effect on our annual sales and profitability. In addition, slower selling cycles during the first and second quarters may adversely affect our stock price.

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

Our growth strategy includes expanding our geographic coverage in or into Europe, the Middle East, and other countries. In many cases, we have limited experience in these regions, and may encounter difficulties due to different technology standards, legal considerations, language barriers, distance and cultural differences. We may not be able to manage operations in these regions effectively and efficiently or compete effectively in these new markets. If we do not generate sufficient revenues from these regions to offset the expense of expansion into these regions, or if we do not effectively manage accounts receivable, foreign currency exchange rate fluctuations and taxes, our business and our ability to increase revenues and enhance our operating results could suffer.

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

As of June 30, 2015, we had no outstanding debt. We may incur indebtedness in the future. Any indebtedness we may incur and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of June 30, 2015, we held six issued patents and two pending patent applications in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Any patent applications may not result in issued patents. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in Addison, Texas. In addition, we manage our networks from our headquarters in Addison. Addison is located in an area that experiences frequent severe weather, including tornadoes. Should a tornado, terrorist act or other catastrophe, such as fires, floods, power loss, communication failure or similar events, disable our facilities, our operations would be disrupted. While we have developed a backup and recovery plan, such plan may not ultimately prove effective.

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

As of June 30, 2015, SCG Financial Holdings LLC (the “Sponsor”) and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned approximately 55% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

Our common stock may be subject to delisting from the NASDAQ Stock Market.

Shares of our common stock are listed on the NASDAQ Global Market. We are required to comply with Nasdaq’s listing standards in order to maintain the listing of our common stock on the exchange. On May 19, 2015, we received notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5450(b)(1)(A), which requires that companies listed on the Nasdaq Global Market maintain a minimum of $10 million in stockholders’ equity for continued listing. We submitted our plan to regain compliance to Nasdaq on May 26, 2015. In our submission, we noted that on May 13, 2015, the outstanding shares of our Series A Preferred Stock were automatically converted into an aggregate of 24,999,999 shares of common stock. As a result of such conversion, our stockholders’ equity as of June 30, 2015 exceeded $10 million. While we believe that we are now in compliance with Listing Rule 5450(b)(1)(A), there is no assurance that we will be able to maintain a minimum of $10 million in stockholders’ equity. Furthermore, our stock price has recently been trading below the Nasdaq’s minimum bid price of $1.00. If the closing bid price of our common stock is below $1.00 for more than 30 consecutive trading days, we expect that Nasdaq will send us a deficiency letter, and we may be subject to delisting if we are unable to achieve compliance with the minimum bid price requirement.

To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage may be reduced. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed in the current report on Form 8-K filed by the Company on March 25, 2015, none.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Fifth Amendment to Credit Agreement, dated as of January 26, 2015 (4).
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on April 27, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Chief Financial Officer (principal financial officer)

Date: August 14, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Fifth Amendment to Credit Agreement, dated as of January 26, 2015 (4).
10.2	Purchase Agreement, dated March 25, 2015, among the Company and the Investors (2)
10.3	Registration Rights Agreement, dated March 25, 2015, among the Company and the Investors (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Form of Support Agreement (2)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on January 29, 2015.