Form 10-Q
period 2015-09-30
RMG Networks Holding Corp
filed 2015-11-16
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, 36,882,041 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(In thousands, except share and per share information)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,714	$3,077
Accounts receivable, net of allowance for doubtful accounts of $653 and $234, respectively	8,236	13,061
Inventory, net	1,204	1,461
Deferred tax assets	-	7
Prepaid assets	1,202	1,175
Current assets of discontinued operations	-	2,811
Total current assets	16,356	21,592
Property and equipment, net	4,693	5,230
Property and equipment of discontinued operations, net	-	456
Intangible assets, net	9,541	11,519
Loan origination fees	-	743
Non-current deferred tax assets	32	-
Other assets	224	177
Other assets of discontinued operations	-	73
Total assets	$30,846	$39,790
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,979	$4,349
Accrued liabilities	5,407	3,456
Loss on long-term contract	1,752	2,649
Deferred revenue	6,912	7,492
Liabilities of discontinued operations	-	5,146
Total current liabilities	16,050	23,092
Notes payable – non-current	-	14,000
Warrant liability	145	1,447
Deferred revenue – non-current	1,448	1,478
Loss on long-term contract - non-current	92	1,036
Deferred rent and other	2,103	2,283
Non-current liabilities of discontinued operations	-	342
Total liabilities	19,838	43,678
Stockholders’ equity (deficit):
Common stock, $.0001 par value, (250,000,000 shares authorized; 37,182,041 and 12,467,756 shares issued; 36,882,041 and 12,167,756 shares outstanding, at September 30, 2015 and December 31, 2014, respectively.)	4	1
Additional paid-in capital	107,870	82,090
Accumulated comprehensive income (loss)	(59)	6
Retained earnings (accumulated deficit)	(96,327)	(85,505)
Treasury Stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity (deficit)	11,008	(3,888)
Total liabilities and stockholders’ equity (deficit)	$30,846	$39,790

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2015 and September 30, 2014

(In thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Products	$4,442	$4,161	$11,578	$9,474
Maintenance and content services	3,655	4,140	11,048	12,045
Professional services	2,097	1,696	6,217	5,648
Total Revenue	10,194	9,997	28,843	27,167
Cost of Revenue:
Products	2,798	2,840	6,853	7,153
Maintenance and content services	594	694	1,737	2,210
Professional services	1,372	1,309	4,245	4,394
Loss (Gain) on long-term contract	-	(2,757)	(444)	1,373
Total Cost of Revenue	4,764	2,086	12,391	15,130
Gross Profit	5,430	7,911	16,452	12,037
Operating expenses:
Sales and marketing	2,191	2,741	6,896	9,729
General and administrative	3,876	2,842	12,994	12,264
Research and development	1,118	638	2,668	2,316
Acquisition expenses	-	378	-	378
Depreciation and amortization	863	1,152	2,881	3,505
Total operating expenses	8,048	7,751	25,439	28,192
Operating income (loss)	(2,618)	160	(8,987)	(16,155)
Other Income (Expense):
Gain on change in warrant liability	246	772	1,303	183
Interest (expense) and other income – net	(121)	(1,100)	(1,457)	(1,195)
Loss before income taxes and discontinued operations	(2,493)	(168)	(9,141)	(17,167)
Income tax expense (benefit)	29	(1,343)	29	(1,608)
Total income (loss) from continuing operations	(2,522)	1,175	(9,170)	(15,559)
Loss from discontinued operations, net of taxes	(1,019)	(18,738)	(3,994)	(30,463)
Gain on sale of discontinued operations, net of taxes	2,340	-	2,340	-
Net loss	(1,201)	(17,563)	(10,824)	(46,022)
Other comprehensive income (loss) -
Foreign currency translation adjustments	(140)	(200)	(65)	(98)
Total comprehensive loss	$(1,341)	$(17,763)	$(10,889)	$(46,120)
Net income (loss) per share of Common Stock (basic and diluted):
Continuing operations	$(0.07)	$0.10	$(0.37)	$(1.28)
Discontinued operations	0.04	(1.54)	(0.07)	(2.51)
Net income (loss) per share of Common Stock (basic and diluted):	(0.03)	(1.45)	(0.43)	(3.79)
Weighted average shares used in computing basic and diluted net income (loss) per share of Common Stock	36,882,041	12,132,973	24,932,277	12,151,630

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

For the Nine Months Ended September 30, 2015 and September 30, 2014

(In thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(10,824)	$(46,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,024	5,399
Gain on sale of discontinued operations	(2,340)	-
Gain on change in warrant liability	(1,303)	(183)
Impairment of intangible assets and goodwill	-	24,422
Impairment of fixed assets	160	-
Stock-based compensation	1,197	1,483
Non-cash treasury stock	-	(480)
Non-cash loan origination fees	742	171
Non-cash consulting expense	320	385
Non-cash directors’ fees	31	116
Allowance for doubtful accounts	460	-
Deferred tax (benefit)	7	(212)
Changes in operating assets and liabilities:
Accounts receivable	4,745	11,167
Inventory	249	1,713
Other current assets	88	31
Non-current deferred tax assets	(32)	-
Other assets, net	(293)	11
Accounts payable	(2,405)	(3,236)
Accrued liabilities	329	(94)
Deferred revenue	(579)	(2,181)
Loss (gain) on long-term contract	(1,840)	2,204
Deferred rent and other liabilities	(522)	514
Net cash used in operating activities	(8,786)	(4,792)

Cash flows from investing activities
Proceeds from sale of discontinued operations	1,190	-
Purchases of property and equipment	(356)	(2,300)
Net cash provided by (used) in investing activities	834	(2,300)

Cash flows from financing activities
Proceeds from long-term debt	1,000	4,000
Conversion of preferred to common stock	(41)	-
Issuance of preferred shares, net of issuance costs	9,627	-
Net cash provided by financing activities	10,586	4,000

Effect of exchange rate changes on cash	3	(98)
Net increase (decrease) in cash and cash equivalents	2,637	(3,190)
Cash and cash equivalents, beginning of period	3,077	8,236
Cash and cash equivalents, end of period	$5,714	$5,046

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet and the Statements of Comprehensive Loss and Cash Flows for the year ended December 31, 2014 have been derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto. The interim results of operations are not necessarily indicative of the results to be expected for the full year. All amounts presented and discussed are in thousands, except share and per share data.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Finished Goods	$701	$1,015
Raw Materials	503	446
Total	$1,204	$1,461

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

Maintenance and content services revenue

Maintenance support consists of software support and updates, hardware maintenance and repair. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content services consist of providing customers live and customized news feeds.

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

Advertising

The Airline Media Network (“Media”) was classified as discontinued operations and on July 1, 2015 was sold. See Footnote 5, Discontinued Operations for further detail.

This segment sold advertising through agencies and directly to a variety of customers under contracts ranging from one month to one year. Contracts usually specified the network placement, the expected number of impressions (determined by passenger or visitor counts) and the cost per thousand impressions (“CPM”) over the contract period to arrive at a contract amount. The Company billed for these advertising services as requested by the customer, generally on a monthly basis following delivery of the contracted number of impressions for the particular ad insertion. Revenue was recognized at the end of the month in which fulfillment of the advertising order occurred. Although the Company typically presented invoices to an advertising agency, collection was reasonably assured based upon the customer placing the order.

Payments to airline and other partners for revenue sharing were paid either under a minimum annual guarantee (based upon estimated advertising revenues), or as a percentage of the advertising revenues following collection from customers. The portion of revenue that the Company shared with its partners ranges from 25% to 80% depending on the partner and the media asset. The Company made minimum annual guarantee payments under two agreements (one to an airline partner and one to another partner). Payments to all other partners were calculated on a revenue sharing basis.

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

As of September 30, 2015, the Company maintained its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,209 held in foreign countries as of September 30, 2015 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. All stock options, warrants, or other equity instruments outstanding at September 30, 2015 and December 31, 2014 were anti-dilutive.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom subsidiary is the British pound sterling. All assets and all liabilities of the subsidiary are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated to U.S. dollars at the weighted-average rate of exchange prevailing during the period. Resultant translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit).

The Company includes currency gains and losses on temporary intercompany advances in the determination of net loss. Currency gains and losses are included in interest and other expenses in the consolidated statements of comprehensive loss.

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. Until July 1, 2015, the Company’s business was comprised of two operating segments, Enterprise and Media. The CEO reviewed financial data that encompasses the Company’s Enterprise and Media revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Footnote 5, Discontinued Operations regarding the Company’s decision to exit the Media segment.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. Previous to Section 606, there was differing revenue treatment between the United States practice and those of much of the rest of the world. The new section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  Specifically, $1,858 of Deferred revenues has been reclassified to Deferred rent and other liabilities for $1,782 and to Accrued liabilities for $76 for the December 31, 2014 Consolidated Balance Sheet and related Consolidated Statement of Cash Flows.  These reclassifications had no effect on the reported results of operations.

2. Notes Payable

At December 31, 2014 the Company had outstanding notes payable of $14,000 and an additional $1,000 was borrowed during the first quarter of 2015, all of which were converted to Series A Preferred Stock on March 26, 2015, as described in Note 6 Preferred Stock.  At September 30, 2015, the Company had no outstanding notes payable.

As disclosed in Note 12 Subsequent Event, on November 2, 2015, the Company entered into a loan and security agreement, to provide for ongoing working capital needs of the Company.

3. Sale of Accounts Receivable

In September 2014, the Company entered into an agreement with a third party (the “Purchaser”) under which the Company, from time to time, sold specific accounts receivable related to the Media business to the Purchaser. The Purchaser agreed to advance to the Company 85% of the total value of the purchased accounts, up to a maximum of $3,000. The Company received the remaining 15% of the total value of the purchased accounts upon the collection of the full amount of the purchased accounts. All customer payments of the purchased accounts were made to a lock-box controlled by the Purchaser. The Company paid interest to the Purchaser on the total amount of cash advances that had not been repaid at the rate of prime plus 1%; however, the interest rate could never be less than 4.25%. In addition, the Company paid the Purchaser a service charge of 2% on each cash advance.

The purchased accounts were sold by the Company to the Purchaser with full recourse and, in the event the purchased accounts were not fully repaid, the Company was liable for the unpaid portion of the purchased accounts. The Company collateralized the agreement by granting the Purchaser a security interest in the total receivables of its Media business segment and that security interest is included as a credit to accounts receivable on the balance sheet.  On July 2, 2015 as part of the divestiture of Media, this amount was paid in full and as of September 30, 2015, this agreement is terminated.

4. Income Taxes

The Company is reporting a significant book loss for the three months and nine months ended September 30, 2015.  The Company reported a full valuation allowance against its net deferred U.S. income tax assets at the 2014 year-end.  All evidence and information available suggests that the Company will maintain the full valuation allowance in 2015.  Therefore, no income tax benefit was recorded for the three or nine months ended September 30, 2015 U.S. pre-tax book loss.

5. Discontinued Operations

Due to ongoing losses, the Company decided to exit its Media business.  This strategic shift is intended to allow the Company to focus on its core Enterprise digital signage business and is expected to improve the Company’s overall margins and profitability. The Company exited these operations on July 1, 2015 and will not have any involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company has classified its Media operations as discontinued operations for financial reporting purposes in all periods presented except where specifically identified otherwise.

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party.

On July 1, 2015, the Company completed the sale of its Media business to Global Eagle Entertainment (“GEE”). Under the terms of the agreement, the Company sold $2,334 of customer receivables, fixed assets, and prepaid assets offset by $3,482 of assumed and transferred liabilities such as accounts payable, accrued revenue share and agency fees, and accrued liabilities of Media in exchange for cash.  In addition, the transaction includes certain amounts paid into escrow in full support of future potential obligations and an earn-out.  The transaction resulted in an initial pre-tax gain of $2,340 and is presented in the Consolidated Statement of Comprehensive Loss. As part of the transaction agreement, GEE assumed all existing partner revenue sharing agreements and their related minimum revenue sharing requirements and certain vendor contracts held by Media. In addition, $854 of certain asset and lease impairment charges, severance expenses, and transaction costs were incurred as part of the transaction and are reflected in the net loss from discontinued operations. Also, some employees of Media were transferred to GEE as part of the transaction agreement. The terms of the escrow requires certain levels of performance related to a revenue sharing agreement and its related minimum revenue share requirements.  In order for the Company to receive the earn-out payment, the buyer must successfully negotiate certain terms with a customer and the Media business must meet certain performance requirements over the 12 month period following the closing date.

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$5	$3,916	$3,960	$11,898
Cost of revenue	46	2,942	4,107	8,840
Operating expenses	818	19,663	3,550	33,516
Operating loss	(859)	(18,689)	(3,697)	(30,458)
Other expenses (income), net	160	49	297	5
Net loss from discontinued operations	$(1,019)	$(18,738)	$(3,994)	$(30,463)

The following table shows the assets and liabilities of the Company’s discontinued operations at December 31, 2014:

December 31,
2014
(Unaudited)
Accounts receivable	$2,688
Prepaid assets	123
Current assets	2,811

Property, plant & equipment, net	456
Other assets	(73)
Total assets	$3,194

Accounts payable	$349
Accrued revenue share & agency fees	3,863
Accrued liabilities	927
Deferred revenue	8
Current liabilities	5,147
Other long-term liabilities	342
Total liabilities	$5,489

There are no assets and liabilities of the Company’s discontinued operations at September 30, 2015.

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

In connection with the Financing, on March 25, 2015 the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which the Company filed with the SEC a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the “Registrable Securities”). If the registration statement ceases for any reason to be effective at any time for more than 20 consecutive days or a total of 45 days in any 12 month period before the Registrable Securities have been resold, or if the Company fails to keep public information available or to otherwise comply with certain obligations such that the Investors are unable to resell the Registrable Securities pursuant to the provisions of Rule 144 promulgated under the Securities Act, then the Company shall be obligated to pay to each Investor an amount in cash, as liquidated damages and not as a penalty, equal to 1.5% of the purchase price paid by such Investor for the Shares purchased under the Purchase Agreement per month until the applicable event giving rise to such payments is cured.

The Company recorded its Convertible Preferred Stock at fair value on the dates of issuance, net of issuance costs. A redemption event would have been made possible upon reaching a one year anniversary of the closing of the Preferred Stock agreement. At that date, the Preferred Stock would have become redeemable at the option of the holder.  As the redemption event was outside the control of the Company, all shares of Convertible Preferred Stock were presented outside of permanent equity as of March 31, 2015. In connection with the recent conversion of the Preferred Stock to common stock on May 13, 2015, the redemption feature has been eliminated and the Preferred Stock was reclassified to common stock in permanent equity on this date.

7. Equity Incentive Plan

There were no new equity awards granted during the three and nine months ended September 30, 2015.  The amortization expense associated with stock options during the three months ended September 30, 2015 and 2014 was $405 and $(261), respectively.  The stock option amortization expense for the nine months ended September 30, 2015 and 2014 was $1,197 and $1,483, respectively. The unamortized cost of the options at September 30, 2015 was $1,661, to be recognized over a weighted-average remaining life of 1.1 years.  At September 30, 2015, and December 31, 2014, 923,333 and 565,000 shares of the options were exercisable. In addition, there was no intrinsic value associated with the options as of September 30, 2015. The weighted-average remaining contractual life of the options outstanding is 7.9 years.

8. Geographic Information

Revenue by geographic area are based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

Region	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
North America	$18,826	$16,513
International
Europe	6,968	7,338
Other	3,049	3,316
International	10,017	10,654
Total	$28,843	$27,167

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

As a result, the Company recorded a $6,200 loss on the long-term contract at June 30, 2014, which represented the amount it expected that the total minimum annual guarantees payable to the partner would exceed the revenue generated under the contract at that time. The loss on the long-term contract was recorded as follows:

Loss on Long-Term Contract	$4,130
Revenue reduction	2,070
Total	$6,200

The Company continues to re-evaluate this loss contract status. During 2015, the Company reassessed its future revenue projections and operating costs for the remainder of the contract and made the decision to passively pursue revenue and operate the network with the minimum resources needed to maintain service levels as required by the agreement until it terminates on December 31, 2016.  Based on this operating model, the Company evaluated its loss contract estimates during the three months ended September 30, 2015, which resulted in no net change on the long-term contract. The Company revised its loss contract estimates during the nine months ended September 30, 2015, which resulted in a net gain of $444.  At September 30, 2015, the remaining balance on the loss on long-term contract was $1,844.

10. Segment Reporting

The Company sells enterprise-class digital signage solutions to customers worldwide and provides advertising services through digital place-based networks.  The Company had two separate reporting business segments – Enterprise and Media until the Media business was divested on July 1, 2015.  The segments were separated for reporting purposes for the following reasons:

•

The segments had different business models. The Enterprise segment sells intelligent visual solutions that consist of its proprietary software and hardware products and third-party displays. The Enterprise segment also provides installation services and maintenance and support services to corporate customers.  The Media segment sold advertising to major corporate advertisers and the advertising is placed on screens owned by business partners. In return for the use of their screens, the business partners shared in the advertising revenue.

•

The Enterprise segment realizes a higher gross margin on revenues than the Media segment did.

•

Each segment had a different head of operations that managed the segment. Each segment head used discrete financial information about his individual segment and regularly reviewed the operating results of that component.

•

Media business was held for sale and is classified as discontinued operations on the financial statements.

Since the Company operates as a highly integrated entity which is characterized by substantial inter-segment cooperation and sharing of personnel and assets, it limits its segment reporting to revenues, cost of revenues, and gross profit by segment.  The impact of the loss on the long-term contract is reflected in the Enterprise segment. See Note 5, Discontinued Operations.

An analysis of the two reporting business segments follows:

	Three Months Ended September 30,		Three Months Ended September 30,
	2015		2014
	Media	Enterprise	Media	Enterprise

Revenues	$5	$10,194	$3,916	$9,997
Cost of revenues	46	4,764	2,942	2,086
Gross profit (loss)	$(41)	$5,430	$974	$7,911
Gross profit (loss)%	-820.0%	53.3%	24.9%	79.1%

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015		2014
	Media	Enterprise	Media	Enterprise

Revenues	$3,960	$28,843	$11,898	$27,167
Cost of revenues	4,107	12,391	8,840	15,130
Gross profit (loss)	$(147)	$16,452	$3,058	$12,037
Gross profit (loss)%	-3.7%	57.0%	25.7%	44.3%

Beginning with the third quarter of 2015, the remaining segment is Enterprise.

11. Related Party Transactions

In August 2013, the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant"), an entity managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960 when issued in August 2013. The value of the common stock is amortized over the term of the agreement. The amortized expense charged to operations for the three months and nine months ended September 30, 2015 was $80 and $320, respectively. The amortized expense for the three months and nine months ended September 30, 2014 was $120 and $385, respectively. There was no unamortized value of the common stock at September 30, 2015.  The unamortized value of the common stock was $320 at December 31, 2014 and was included in other current assets. Under the Agreement, the Consultant also receives an annual services fee of $50, which terminated in July 2015.

The Company also has an agreement with a company owned by a board member under which it pays $10 a month for public relations services. Under this agreement the Company has incurred charges for the three months and nine months ended September 30 of $32 and $94, respectively, for both, 2015 and 2014.

12. Subsequent Event

Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.5 million (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

In connection with the closing of the Revolving Facility, the Borrowers paid the Bank a commitment fee of $38, and the Borrowers will be required to pay the Bank an additional commitment fee of $38 on the first anniversary of the Effective Date. If the Borrowers terminate the Loan Agreement prior to the first anniversary of the Effective Date, the Borrowers will be required to pay the Bank a termination fee equal to 1% of the Revolving Facility, unless the Revolving Facility is replaced with a new facility from the Bank.

The Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments and engage in certain asset dispositions, including a sale of all or substantially all of their property.  In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month.

The Loan Agreement contains customary events of default including, among others, Borrowers’ breach of payment obligations or covenants, defaults in payment of other outstanding debt, material misrepresentations, a material adverse change and bankruptcy and insolvency events of default.  The Bank’s remedies upon the occurrence of an event of default include, among others, the right to accelerate the debt and the right to foreclose on the collateral securing the Revolving Facility. The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers.

The Company did not draw on the Revolving Facility at the closing of the Loan Agreement or have borrowings from the Revolving Facility at the time of this filing. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

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

Overview

The Company was formed on January 5, 2011, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition of Reach Media Group Holdings, Inc. (“RMG”) on April 8, 2013, and on April 19, 2013, acquired Symon Holdings Corporation (“Symon”). Symon is considered to be the Company's predecessor corporation for accounting purposes. On July 1, 2015, the Company divested of the Media business. Therefore, the financial information discussed below is exclusive of the discontinued operations unless specifically identified otherwise.

The Company is a global provider of enterprise-class digital signage solutions. Through an extensive suite of products, proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients. The Company is one of the largest integrated digital signage solution providers globally and until the Media division was divested on July 1, 2015, conducted operations through its RMG Enterprise Solutions business unit.

We provide end-to-end digital signage applications to power intelligent visual communication implementations for critical contact center, supply chain, employee communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. These solutions are relied upon by approximately 70% of the North American Fortune 100 companies and thousands of overall customers in locations worldwide. Our installations deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure and data and security environments.

The RMG Media Networks business unit engaged elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks include the Media business. The Media business was a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spanned almost all major commercial passenger airlines in the United States, delivered advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment. On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the RMG Media to an unaffiliated third party.

Revenue

The Company derives its revenue as follows from three primary sources:

1.

Product sales:

●

Licenses to use its proprietary software products;

●

Proprietary software-embedded media players;

●

Third-party flat screen displays and other third-party hardware.

2.

Customer support services:

●

Product maintenance services; and

●

Subscription-based and custom creative content services.

3.

Professional installation and training services

Revenue is recognized as outlined in “Critical Accounting Policies - Revenue Recognition” below.

The Company sells its enterprise products and services through its global sales force and through a select group of resellers and business partners. In the United States, the Company’s sales team generated approximately 90% and 94% of its year-to-date sales in 2015 and 2014, respectively while 10% and 6% of its sales were generated through resellers in 2015 and 2014, respectively. The increase in revenue from resellers in 2015 reflects the Company’s strategy to shift revenue growth through resellers in the United States. Outside the United States, approximately 68% and 74% of sales come from the reseller channel in 2015 and 2014, respectively. Overall, approximately 69% and 76% of the Company’s global enterprise revenues are derived from direct sales in 2015 and 2014, respectively, with the remaining 31% and 24% generated through indirect partner channels in 2015 and 2014, respectively.

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

Cost of Revenue

The cost of revenue associated with product sales consist primarily of the costs of media players, the costs of third-party flat screen displays and the operating costs of the Company’s assembly and distribution center. The cost of revenue of professional services is the salary and related benefit costs of the Company’s employees and the travel costs of personnel providing installation and training services.  The cost of revenue of maintenance and content services consists of the salary and related benefit costs of personnel engaged in providing maintenance and content services and the annual costs associated with acquiring data from third-party content providers.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014

The following financial statements present the results of operations of the Company for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Chg	2015	2014	% Chg
Revenue	$10,194	$9,997	2.0%	$28,843	$27,167	6.2%
Cost of revenue	4,764	2,086	128.4%	12,391	15,130	(18.1%)
Gross profit	5,430	7,911	(31.4%)	16,452	12,037	36.7%
Operating expenses -
Sales and marketing	2,191	2,741	(20.1%)	6,896	9,729	(29.1%)
General and administrative	3,876	2,842	36.4%	12,994	12,264	6.0%
Research and development	1,118	638	75.2%	2,668	2,316	15.2%
Acquisition expenses	-	378	(100.0%)	-	378	(100.0%)
Depreciation and amortization	863	1,152	(25.1%)	2,881	3,505	(17.8%)
Total operating expenses	8,048	7,751	3.8%	25,439	28,192	(9.8%)
Operating income (loss)	(2,618)	160	1736.3%	(8,987)	(16,155)	44.4%
Gain on change in warrant liability	246	772	68.1%	1,303	183	(612.0%)
Interest expense and other - net	(121)	(1,100)	89.0%	(1,457)	(1,195)	(21.9%)
Loss before income taxes and discontinued operations	(2,493)	(168)	(1383.9%)	(9,141)	(17,167)	46.8%
Income Tax Expense (Benefit)	29	(1,343)	102.2%	29	(1,608)	101.8%
Net profit (loss) before discontinued operations	(2,522)	1,175	314.6%	(9,170)	(15,559)	41.1%
Loss from discontinued operations, net of taxes	(1,019)	(18,738)	94.6%	(3,994)	(30,463)	86.9%
Gain from sale of discontinued operations, net of taxes	2,340	-	0.0%	2,340	-	0.0%
Net Loss	$(1,201)	$(17,563)	93.2%	$(10,824)	$(46,022)	76.5%

Revenue

Revenue was $10,194 and $9,997 for the three months ended September 30, 2015 and 2014, respectively, representing a $197, or 2.0%, increase.  Revenue was $28,843 and $27,167 for the nine months ended September 30, 2015 and 2014, respectively, representing a $1,677, or 6.2%, increase. As noted in the Revenue chart below, the Company recorded adjustments associated with its loss contract that negatively impacted revenue in the second quarter of 2014.

In order to provide year over year comparisons, the three and nine months ended September 30, 2014 revenues are adjusted in the table below to show the loss on long-term contract impact to revenue in 2014 that was recorded in accordance with generally accepted accounting principles and previously disclosed in the second quarter of 2014.  The loss on the long-term contract recorded in 2014 reduced product, maintenance and professional services revenue as prior revenue related to the contract was reversed. See Note 9, Loss on Long-Term Contract, to the accompanying unaudited consolidated financial statements for further details. This table reflects only the loss on long-term contract adjustment to revenue.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
Revenue -
Products	$4,161	$-	$4,161	$9,474	$988	$10,462
Maintenance and content services	4,140	-	4,140	12,045	395	12,440
Professional services	1,696	-	1,696	5,648	688	6,336
Revenue impact from loss on long-term contract	-	-	-	-	(2,071)	(2,071)
Total	$9,997	$-	$9,997	$27,167	$-	$27,167

During the three and nine months ended September 30, 2015 and 2014, the Company’s revenue was derived as follows.

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
Revenue -
Products	$4,442	43.6%	$4,161	41.6%	$11,578	40.1%	$10,462	38.5%
Maintenance and content services	3,655	35.8%	4,140	41.4%	11,048	38.3%	12,440	45.8%
Professional services	2,097	20.6%	1,696	17.0%	6,217	21.6%	6,336	23.3%
Revenue impact from loss on long-term contract	-	0.0%	-	0.0%	-	0.0%	(2,071)	(7.6%)
Total	$10,194	100.0%	$9,997	100.0%	$28,843	100.0%	$27,167	100.0%

Year-to-date, the Company has experienced higher demand for the Company’s products, offset by lower maintenance and content service revenue while professional services revenues remained relatively flat.  In 2015, maintenance revenue declined due to planned end-of-life announcements of certain of its product lines late in 2014.

The following table reflects the Company’s revenue on a geographic basis for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Nine Months Ended September 30,
Region	2015		2014
North America	$18,826	65.3%	$16,513	60.8%
International:
Europe	6,968	24.2%	7,338	27.0%
Other	3,049	10.5%	3,316	12.2%
Total International	10,017	34.7%	10,654	39.2%
Total	$28,843	100.0%	$27,167	100.0%

The higher revenue for North America for the nine months ended September 30, 2015 was due primarily to increased product sales offset by a decrease in maintenance and content services, and professional services. Europe revenues decreased from last year due to lower maintenance and professional services revenues. The Company has narrowed its international focus areas, resulting in lower near term other international revenue.

Cost of Revenue

Cost of revenue totaled $4,764 and $2,086 for the three months ended September 30, 2015 and 2014, respectively. This $2,678, or 128.4%, increase in cost of revenue was primarily attributable to the $2,757 gain adjustment in 2014 due to a reduction in the minimum annual revenue-sharing guarantees related to the loss on a long-term contract. Excluding this adjustment in 2014, cost of revenues for the three months ended September 30, 2015 was $79 lower than during the same period in 2014. The Company’s overall gross margin for the three months ended September 30, 2015 decreased to 53.3% from 79.1% for the three months ended September 30, 2014 primarily due to the gain adjustment related to the loss on long-term contract. Without the gain adjustment on the loss on long-term contract, gross margin was 53.3% and 51.6% for the three months ended September 30, 2015 and 2014, respectively, a 1.7% improvement.

Cost of revenue totaled $12,391 and $15,130 for the nine months ended September 30, 2015 and 2014, respectively. This $2,739, or 18.1%, decrease in cost of revenue was primarily attributable to the combination of the $444 gain adjustment in 2015 and $1,373 loss adjustment in 2014 related to the loss on a long-term contract. The Company’s overall gross margin for the nine months ended September 30, 2015 increased to 57.0% from 44.3% for the nine months ended September 30, 2014. The change in gross margin was significantly impacted by the loss on long-term contract.  Without the loss on long-term contract, gross margin was 55.5% and 52.9% for the nine months ended September 30, 2015 and 2014, respectively, based on a 9.2% year-over-year margin improvement for products and 2.1% year-over-year improvement for maintenance with a slight offset from reduced professional services margins.

Operating Expenses

Operating expenses totaled $8,048 and $7,751 for the three months ended September 30, 2015 and 2014, respectively. This $297, or 3.8% increase in operating expenses is due primarily to the following items:

•

Sales and marketing expenses were $550 lower for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to reductions in sales headcount and marketing spend.

•

General and administrative expenses were higher by $1,034 in the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to a reduction in stock compensation expense related to forfeited stock grants from the former CEO’s resignation in the third quarter of 2014 and increased professional and outside service fees and information technology costs in the current year quarter.

•

Research and development expenses were $480 higher in the three months ended September 30, 2015 as compared to the same period in 2014 due to increased investments in innovation and product platforms.

•

Depreciation and amortization was lower by $289 in the three months ended September 30, 2015 as compared to the same period in 2014 due to lower amortization expense.

•

There were no acquisition expenses in 2015 as compared to $378 in the three months ended September 30, 2014.

Operating expenses totaled $25,439 and $28,192 for the nine months ended September 30, 2015 and 2014, respectively. This $2,753, or 9.8%, decrease in operating expenses is due primarily to the following items:

•

Sales and marketing expenses were $2,833 lower for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to reductions in sales headcount, and reduced marketing spend.

•

General and administrative expenses increased $730 in the nine months ended September 30, 2015 as compared to the prior year period due primarily to increased bad debt expense, professional and outside service fees and information technology costs offset by reduced travel costs and lower stock based compensation expense from forfeitures.

•

Research and development expenses were higher by $352 in the nine months ended September 30, 2015 as compared to the same period last year due to increased investments in innovation and product platforms.

•

Depreciation and amortization was lower by $624 in the nine months ended September 30, 2015 as compared to the same period in 2014 due to lower amortization expense.

•

There were no acquisition expenses in 2015 as compared to $378 in the nine months ended September 30, 2014.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability income for the three months ended September 30, 2015 and 2014 was $246 and $772, respectively. The warrant liability income for the nine months ended September 30, 2015 was $1,303 and $183, respectively.

Interest and other – Net

Interest (expense) and other income - net for the three months ended September 30, 2015 and 2014 were $(121) and $(1,100), respectively. This decrease in expense of $979 was primarily due to the reduction in interest expense because the Company’s debt was eliminated in the first quarter of 2015.  Interest (expense) and other income - net for the nine months ended September 30, 2015 and 2014 were $(1,457) and $(1,195), respectively. This increase of $262 was due to the combined impact of the $742 write-off of loan origination fees in 2015 and the 2014 increase in other income related to the receipt of 300,000 shares of the Company’s common stock in connection with a claim for damages filed by the Company.  The stock was valued at $480 which represents its market value on September 3, 2014, the day it was received. The write-off of loan origination fees was triggered when the outstanding debt was converted into Series A Preferred Shares. See Note 6, Preferred Stock, to the accompanying unaudited consolidated financial statements.

Income Tax Benefit

The income tax expense (benefit) for the three months ended September 30, 2015 and 2014 was $29 and $(1,343), respectively.  The income tax expense (benefit) for the nine months ended September 30, 2015 and 2014 was $29 and $(1,608), respectively.  The Company had book net losses in the three and nine months ended September 30, 2015 and 2014 with a U.S. full valuation allowance in 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity prior to acquiring RMG and Symon had been the cash generated from its initial public offering. Historically, Symon has generated cash from the sales of its products and services to its global customers. In addition, both RMG and Symon had realized cash through debt agreements with lenders.

During 2014, the Company entered into two agreements which required future cash outlays.  The Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11,500 if certain terms and conditions are met in the future, resulting in a minimum commitment remaining of $1,163 at September 30, 2015. This commitment was paid in full on October 14, 2015. The Company also entered into a revenue sharing agreement directly with a customer that requires the Company to make minimum revenue sharing payments of $4,620 in 2015.  As a result of the sale of the Media business, this liability was assumed by the buyer and is no longer an obligation of the Company.

On March 26, 2015, the Company issued and sold an aggregate of 249,999.99 shares of newly-designated Series A convertible preferred stock at a price per share of $100.00 (the “Financing”), discharging, on a dollar-for-dollar basis $15,000 in principal amount owed to the lenders (the “Lenders”) under the Credit Agreement, dated April 19, 2013 (as subsequently amended, the “Senior Credit Agreement”), to which the Company and certain subsidiaries were a party. In addition, simultaneously with the closing of the Financing, the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated and the Company retained net cash proceeds of $9,627 to use for ongoing operations.

As a result of the consummation of the Financing, the payment in full and termination of the Senior Credit Agreement, related cash proceeds, coupled with the sale of the Media segment, the Company has $5,714 in available cash at September 30, 2015.  Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.5 million (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

The Media business continued to generate losses until its divestiture on July 1, 2015.  As such, the Company is closely monitoring its cash projections and intends to seek to continue to reduce its operating costs.  Based on taking these actions and taking into account the availability under the Revolving Facility, the Company believes it has adequate cash to operate the Company through at least the next twelve months. However, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, our cash on hand and funds from operations may not be sufficient to fund our operations. As such, we may be required to find additional sources of liquidity, but there is no assurance that we will be able to obtain additional liquidity on acceptable terms, or at all.

The Company has generated and used cash inclusive of discontinued operations as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating cash flow	$(8,786)	$(4,792)
Investing cash flow	834	(2,300)
Financing cash flow	10,586	4,000
Total	$2,634	$(3,092)

Operating Activities

The decrease in cash from operating activities of $8,786 for the nine months ended September 30, 2015 is primarily due to the company’s net loss of $10,824. The net loss is offset by the following non-cash items:

•

Non-cash gain on sale of discontinued operations of $2,340 primarily from relief of obligations from the Media business

•

Non-cash loss on long-term contract of $1,840

•

Non-cash expense for depreciation and amortization of $3,024

•

Non-cash income credit related to the decrease in the Company’s warrant liability of $1,303

•

Non-cash stock-based compensation of $1,197

•

Non-cash amortization of loan origination fees of $742

•

Non-cash allowance for doubtful accounts of $460 related primarily to international operations

In addition, the following are the principal changes in assets and liabilities affected cash from operating activities during the period:

•

Accounts receivable decreased by $4,745 due to higher collection in the first nine months of the year compared to the same period in 2014

•

Accounts payable decreased by $2,405 due primarily to increased payments of obligations from the fourth quarter 2014 and lower operating expenses

•

Deferred revenue decreased by $579 due to fewer prepaid professional service projects and lower maintenance renewals in 2015

Investing Activities

The increase in cash from investing activities of the Company of $834 during the nine months ended September 30, 2015 was primarily due to the $1,190 of cash proceeds from the sale of the Media business offset by expenditures for property and equipment.

Financing Activities

The increase in cash due to financing activities during the nine months ended September 30, 2015 was due to proceeds received at the end of March from a sale of Series A convertible preferred shares.  See Note 6, Preferred Stock to the accompanying unaudited consolidated financial statements.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 of the Company’s unaudited consolidated financial statements included elsewhere in this filing. The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Changes in Internal Controls

During the second quarter of 2015, the Company had turnover in the leadership of the accounting organization. During the third quarter of 2015, the Company continued to evaluate, document and improve its control structure. While both Chief Financial Officer and Controller are new to their positions, we believe we established sufficient transition and continuity with the predecessor leadership and increased review procedures to ensure our internal controls over financial reporting remained effective for the period.

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

For the nine months ended September 30, 2015 and 2014, we incurred net losses of approximately $10,824 and $46,022, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may require significant amounts of additional financing to execute our business plan and fund our other liquidity needs. If we do not raise sufficient funds, and/or if our future operating results do not meet or exceed our projections, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

As of September 30, 2015, we had approximately $5,714 in cash and cash equivalents and no outstanding indebtedness.  Effective November 2, 2015, the Borrowers entered into the Loan Agreement with the Bank, providing us with the Revolving Facility to be used primarily for the working capital needs of the Company. While we currently believe that we have an adequate liquidity to operate the Company through at least the next twelve months, taking into account the availability under the Revolving Facility, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, our cash on hand and funds from operations may not be sufficient to fund our operations. If that were to occur, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

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

For example, in 2008, a very large U.S.-based mortgage company, which was at the time one of our largest Enterprise Solutions customers, did not buy any of our products as a result of the economic downturn. Similar slowdowns could affect our customers in the hospitality industry in the wake of terrorist attacks, economic downturns or material changes in corporate travel habits. In addition, expenditures by advertisers tend to be cyclical, reflecting economic conditions, budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising spending.

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

For the nine months ended September 30, 2015, approximately 35% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

Our operations are subject to numerous U.S. and foreign laws, regulations and restrictions affecting our services, solutions, labor and the markets in which we operate, and non-compliance with these laws, regulations and restrictions could have a material adverse effect on our business and financial condition.

Various aspects of our services and solutions offerings are subject to U.S. federal, state and local regulation, as well as regulations outside the United States. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have a material adverse effect on our business, reputation and financial condition. In addition, our international business subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, the Foreign Corrupt Practices Act (“FCPA”). We hold contracts with various instrumentalities of foreign governments, potentially increasing our FCPA compliance risk. Our failure or the failure of our sales representatives or consultants to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our reputation and brands.

We are subject to risks related to our international operations.

We currently have direct sales coverage in North America, the United Kingdom and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  39.2% and 34.7% of our revenue was derived from international markets in 2014 and 2015, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

•

uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•

restrictions on repatriating foreign profits back to the United States;

•

changes in foreign policies and regulatory requirements;

•

inadequate intellectual property protection in foreign countries;

•

difficulty in enforcing agreements in foreign legal systems;

•

changes in, or unexpected interpretations of, intellectual property laws in any country in which we operate;

•

difficulties in staffing and managing international operations;

•

taxation issues;

•

political, cultural and economic uncertainties; and

•

potential disruption due to terrorist threat or action in certain countries in which we operate.

These risks could restrict our ability to provide services to international clients and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to receive or retain the necessary licenses or authorizations required for us to export or re-export our products, technical data or services, which could have a material adverse effect on our business, financial condition and results of operations.

In order for us to export certain services or solutions, we are required to obtain licenses from the U.S. government. We cannot be sure of our ability to obtain the U.S. government licenses or other approvals required to export our services and solutions for sales to foreign governments, foreign commercial clients or foreign destinations. Failure to receive required licenses or authorizations could hinder our ability to export our services and solutions and could harm our business, financial condition and results of operations. Export transactions may also be subject to the import laws of the importing and destination countries. If we fail to comply with these import laws, our ability to sell our services and solutions may be negatively impacted which would have a material adverse effect on our business and results of operations.

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

Effective November 2, 2015, we obtained the Revolving Facility, pursuant to which we may borrow up to $7.5 million from time to time. The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. Our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

Our outstanding indebtedness requires us to comply with certain financial covenants, the default of which may result in the acceleration of our indebtedness.

The Revolving Facility contains financial and operational covenants, including covenants requiring us to achieve specified levels of consolidated EBITDA. Failure to comply with these or other covenants in our senior credit facility would result in an event of default. In the event of any default under our senior credit facility, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on our assets.

We may not realize the anticipated benefits of future acquisitions or investments.

We have grown our businesses in part through acquisitions. For example, AFS Message-Link and Dacon, Ltd. are companies that Symon purchased in 2006 and 2008, respectively. AFS Message-Link allowed Symon to enter the hospitality digital markets as a key industry participant, and Symon’s acquisition of Dacon, a company based in the United Kingdom, expanded Symon’s contact center market presence and its base of large resellers. As part of our business strategy, we intend to make future acquisitions of, or investments in, technologies, products and businesses that we believe could complement or expand our business, enhance our technical capabilities or offer growth opportunities. However, we may be unable to identify suitable acquisition candidates in the future or make these acquisitions on a commercially reasonable basis, or at all. In addition, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that do not come to fruition. These resources could otherwise be spent on our own customer development, marketing and customer sales efforts and research and development.

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of September 30, 2015, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

We have not registered copyrights for many of our software, written materials or other copyrightable works. The United States Copyright Act automatically protects all of our copyrightable works, but, without registration, we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our unregistered copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registrable, in whole or in part, or that, once registered, we would be successful in bringing a copyright claim against any such infringers.

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

Our facilities are located in areas that could be negatively impacted by war, terrorist acts or natural disasters.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in Addison, Texas. In addition, we manage our networks from our headquarters in Addison. Addison is located in an area that experiences frequent severe weather, including tornadoes. Should a tornado, war, terrorist act or other catastrophe, such as fires, floods, power loss, communication failure or similar events, disable our facilities, our operations would be disrupted. While we have developed a backup and recovery plan, such plan may not ultimately prove effective.

Government regulation of the telecommunications and advertising industries could require us to change our business practices and expose us to legal action.

The Federal Communications Commission, or the FCC, has broad jurisdiction over the telecommunications industry in the United States, and the governments of other nations have regulatory bodies performing similar functions. FCC licensing, program content and related regulations generally do not currently affect us. However, the FCC or analogous agencies in other countries could promulgate new regulations that impact our business directly or indirectly or interpret existing laws in a manner that would cause us to incur significant compliance costs or force us to alter our business strategy.

FCC (and similar foreign agency) regulations also affect many of our content providers and, therefore, these regulations may indirectly affect our business. In addition, the advertising industry is subject to regulation by the Federal Trade Commission, the Food and Drug Administration and other federal and state agencies, and to review by various civic groups and trade organizations, including the National Advertising Division of the Council of Better Business Bureaus. New laws or regulations governing advertising could substantially harm our business.

We may also be required to obtain various regulatory approvals from local, state or national governmental bodies. We may not be able to obtain any required approvals, and any approval may be granted on terms that are unacceptable to us or that adversely affect our business.

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

As of September 30, 2015, SCG Financial Holdings LLC (the “Sponsor”) and affiliated persons (including Gregory H. Sachs, our Executive Chairman) and entities together beneficially owned approximately 55% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We have received a delisting notice from Nasdaq and there can be no assurance that our securities will continue to be listed on Nasdaq.

On August 25, 2015 we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of $1.00 per share.  Nasdaq rules permit us up to 180 calendar days thereafter to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days, and for an optional additional cure period.  There is no assurance that we will regain compliance with all of NASDAQ’s initial listing requirements by February 22, 2015 or any additional cure period that may be granted.

To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage may be reduced. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.  While there are currently options available to the Company to delay, or possibly avoid, a delisting, there is no assurance that any efforts to delay or avoid a delisting will be successful.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources.

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
Jana Ahlfinger Bell
Chief Financial Officer (principal financial officer)

Date: November 16, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.3	Amended and Restated Bylaws (3)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.