Form 10-K
period 2015-12-31
RMG Networks Holding Corp
filed 2016-03-10
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

NASDAQ Capital Market

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

As of June 30, 2015, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $0.85 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $13.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2016, there were 36,882,041 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2016, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

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

•

our ability to raise additional capital, if needed, on satisfactory terms, or at all;

•

the ability to maintain our Nasdaq listing;

•

the competitive environment in the markets in which we operate;

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

•

risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act); and

•

changing legislation and regulatory environments;

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

ii

PART I

Item 1.     Business

Overview

RMG Networks is a worldwide leader in intelligent visual communications that help businesses increase productivity, efficiency and engagement through digital messaging. By combining best-in-class software, hardware, business applications and services, we offer a single point of accountability for integrated business data visualization and real-time performance management. We have thousands of customers globally, which include over 70% of the Fortune 100, and we are one of the largest integrated digital signage solution providers worldwide. We are headquartered in Dallas, Texas with a global footprint encompassing the United States, United Kingdom, Europe, Southeast Asia and the Middle East.

We provide enterprise communication solutions that empower organizations to visualize critical business data to better run their business in contact center, supply chain, internal communications, hospitality, retail and other applications primarily in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and for federal, state and local governments. We differentiate ourselves through dynamic business data visualization delivering real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers. The solutions we provide are designed to integrate seamlessly with a customer’s IT infrastructure and data and security environments. Our solutions are comprised of a suite of products that include proprietary software, software-embedded hardware, maintenance and support services, content and creative services, installation services and third-party displays.

We power thousands of digital screens and end-points, and the diversity of products that we offer and our technical expertise provide our customers and partners with business data visualization solutions that differentiate us from our competitors. We are led by an experienced senior management team with a proven track record of building and successfully running and growing technology and services companies.

Our operations span over 30 years with our principal subsidiary having been in operation since 1980.

History

We were incorporated in Delaware on January 5, 2011 as a “blank check company” for the purpose of effecting a business combination with one or more businesses. On April 8, 2013, we consummated the acquisition of RMG, which became our Media business, pursuant to a merger agreement, dated as of January 11, 2013, as amended. On April 19, 2013, we consummated the acquisition of Symon, which became our Enterprise Solutions business, pursuant to a merger agreement, dated as of March 1, 2013. As a result of the RMG and Symon acquisitions, RMG and Symon became our subsidiaries, and the businesses and assets of RMG, Symon and their subsidiaries became our only operations. Symon was considered to be our predecessor for accounting purposes. On July 1, 2015, we sold the assets of our Airline Media Network to an unaffiliated third party, effectively exiting what were the legacy operations of our Media business.

Industry

We believe digital signage in business environments allows companies to engage targeted audiences, such as employees and consumers, more effectively than traditional communications. The digital signage industry is comprised of software, hardware, content, and professional services that create solutions for business customers. Frost & Sullivan, in its 2015 Analysis of the Global Digital Signage Systems Market report, estimated that the market for digital signage system technology in 2014 was approximately $1.5 billion and expects the market to grow from 2014 to 2020 at a compound annual growth rate of 13.2%. Others, such as IHS, Inc. estimate that aggregate global digital signage expenditures, including ancillary components, approached $14 billion in 2014.

As digital signage systems have evolved, they have become more cost effective and able to provide richer media content. The initial costs of planning and deploying digital signage infrastructure have dropped, reducing a significant barrier to growth. Today’s solutions support remote manageability, energy efficiency and the ability to process and blend rich media content. We believe customers are increasingly recognizing the flexibility and cost-effectiveness digital signage can provide compared to other forms of communication.

A key market driver that is dramatically impacting the traditional digital signage industry and driving increased utilization of digital signage solutions is a demand for real-time information. Because of increased technology enablement, both organizations and individual consumers expect information to be more available and timely. Digital signage solutions are increasingly providing organizations with multiple ways of distributing content and data in real time, often in an interactive manner.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us for continued growth:

We provide dynamic business data visualization. Differentiated from digital signage solutions that only offer the capability to place a set loop of content onto one or a few display endpoints, we offer solutions to dynamically visualize critical business data and content that help companies run their operations or communicate with target audiences more efficiently and effectively. Our technology platform and integrated solutions can interface with a customers’ disparate business systems, assemble data, apply business logic and display the output in real-time on thousands of end points across a global network.

Our products can be easily adapted to satisfy a wide array of customer applications.  Our solutions encompass a full array of key consumer-facing, corporate and advertising network types. We believe our solutions add significant value and provide a definable return on investment across a diverse set of business applications such as real-time reporting and alerting for contact centers, supply chain warehousing and manufacturing. Other enterprise uses include company news and information for employee or corporate communications. Our products are also commonly used in public-facing environments, such as retail operations, hotels, convention centers, hospitals, universities, casinos and government facilities. Our enterprise software suite incorporates leading network security features and is both robust and scalable. Our solutions meet the requirements of many of the largest financial services and telecommunications companies in the United States. Our data-integration components ensure that nearly any external source can be leveraged in a solution, including databases, telephony, POS, RSS and web content, among others.

We offer comprehensive, configurable solutions and not just individual solution components.  One key to our market leadership is our robust software suite that offers flexibility for nearly any client application. This includes installations ranging from a single display to many hundreds or even thousands of end-points. This platform allows us to build, manage, maintain and monetize comprehensive visual communication solutions for our customers. To accomplish this, we approach the market with a full complement of integrated ready-to-use technologies, including our proprietary software and software-embedded appliances, and a wide range of proprietary and third-party flat screen displays, kiosks, video walls, mobile devices and other digital signage endpoints. We also provide a wide range of professional services including installation and training, software and hardware maintenance and support, and creative content. We are typically the prime source globally for technical resources for implementations that feature our proprietary software and software-embedded appliances. We maintain strong customer support groups in the United States and internationally offering around-the-clock client support. In addition, we have a full-time global team of creative artists, graphic designers and editors who develop both original and subscription content as required by customers.

We are trusted by some of the largest organizations in the world.  Some of the largest and most demanding organizations, including over 70% of Fortune 100 companies and a large percentage of Fortune 500 companies, count on our solutions every day to inform, educate and motivate their employees and customers and to build their brands. Because of our product’s ability to integrate with mission critical software applications, our solution is required to pass a higher level of security testing. We have found that add-on sales opportunities and customer longevity are very high when our hardware and software have been authorized by customers to work behind their firewalls. Being a trusted solution provider to large multi-national corporations also affords us the opportunity to efficiently cross sell throughout a customer’s global footprint and sell solutions for additional application areas into a single organization.

We serve customers through a global footprint.  We have offices or personnel focused on developing business located in North America, Europe, the Middle East and Asia. We service thousands of customers worldwide and estimate that hundreds of thousands of people globally view our content each day on our customers’ installations. Our global presence enables us to satisfy the worldwide requirements of our multi-national customers and to pursue market opportunities in high-growth geographies outside of North America. To efficiently utilize our global footprint, we have well-established relationships with leading business partners and resellers around the world.

Experienced management team. Our management team has significant experience in growing technology and services companies.

Growth Strategy

Our growth strategy is to leverage and continue to build upon our past successes including through the following:

Expanding our installed customer footprint.  We have identified and are pursuing numerous opportunities to expand our customer base, including:

•

Driving technology innovation and launching new solutions, applications and products that provide increasing value to our customers.

•

Selling additional solutions into our large, multi-national customers and expanding the geographies in which these customers may be using our solutions.

Growing and expanding our customer base.  We have identified and are currently pursuing numerous opportunities to expand our existing base of business, including:

•

Growing our presence in segments that have shown a high propensity to deploy data-driven visual communications like contact center management, supply chain management, internal communications, higher education, healthcare and customer-facing retail applications.

•

Developing additional reseller channels to supplement our direct sales efforts.

•

Building upon current successes in fast-growing geographic markets such as the Middle East.

Products and Solutions

We provide enterprise communication solutions that empower organizations to visualize critical business data to better run their businesses. Our proprietary software platform seamlessly integrates with our customers’ existing mission critical departmental applications and offers premise-based or hosted content management, content subscription services and mobility solutions. We work closely with leading global technology partners, developing proprietary technical interfaces. Our solutions portfolio, comprised of solutions for Intelligent Contact Center, Visual Internal Communications, Visual Supply Chain and consumer-facing retail, financial services, higher education and hospitality applications, is assembled from the following product components:

Enterprise Server (“ES”) is a robust software application server used to collect content from various application and other data sources, organize the content according to business rules and distribute the content to a variety of end-points, including our proprietary media players, PCs and mobile devices. Our data collectors connect ES with customers’ enterprise applications to retrieve real-time data. Our data collectors give us a distinct advantage by being able to deliver solutions more quickly, less expensively and with higher quality than the competition.

Media Players/Smart Digital Appliances (“SDA”) are media players with our software pre-loaded that function as the content storage and rendering hardware between our ES content engine and the visual display end-points (HD TVs or PCs). SDAs “pull” content and content rules and parameters from ES and then render the content on the displays according to established rules and layouts.

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

Global Sales Model

We sell products and services through a worldwide professional sales force, as well as through a select group of resellers and local partners. In North America, approximately 91% of sales were generated solely by our sales team, with approximately 9% through resellers in the year ended December 31, 2015. Outside of the United States, the situation is reversed, with approximately 67% of sales coming from the reseller channel. Overall, approximately 68% of global sales were derived from direct sales, with the remaining 32% generated through indirect partner channels.

Our global sales team includes approximately 40 sales representatives and sales support staff as of December 31, 2015. The sales representatives each have multiple years of specific experience in selling complex enterprise technology solutions. The sales team is supported in the pre-sales process by a team of highly skilled subject matter experts and sales engineers, who help to present solutions that meet each customer’s specific needs. In general, the sales compensation structure for the sales staff is approximately half base salary and half commissions. The amount of payment of commissions is dependent on representatives reaching their quarterly and annual sales objectives. In addition, commissions are modified by the overall profitability of the mix of products that are sold. Our resellers globally are generally supported by one or more of our sales team members to assist them with proposing unique solutions for clients and prospects.

Customers

Customers around the world purchase our enterprise communication solutions including software, hardware and services. For larger customers, a master services agreement is individually negotiated when necessary. Upon approval of the customer’s or reseller’s credit, customers purchase a solution which includes licensed software, hardware, installation services, training services, maintenance services and/or content services. Maintenance and content services are sold on an annualized basis, creating an annuity income stream and a close business relationship for us. Our resellers purchase products and services from us to resell to their clients. In general, we assist resellers with installation, training services and on-going support in partnership with our resellers.

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

We compete with a broad range of companies, including local, national and international organizations. Some competitors offer a range of products and services; others offer only a single part of the overall digital signage solution. Though our direct competitors are numerous, diverse and vary greatly in size, we view our principal competitors as Cisco, Four Winds Interactive, Inova, Janus Displays, John Ryan & Associates, Nanonation, Navori, S.A., Scala, Stratacache and Visix.

Our competitive strategy is built around our ability to provide end-to-end solutions; extensive software and hardware options; a consultative sales and partnership approach that delivers optimized customer solutions; a highly qualified staff of installation, integration and creative design professionals; seamless integration with customers’ IT infrastructure, data, and security environments; custom screen and content design; and post-sale customer service and global technical support. We believe that our relative size and competitive strategy gives us an advantage in the markets we serve.

Employees

As of December 31, 2015, we had 161 global employees, with 114 in our North American operations and 47 employees in our international operations. Our U.S. employees are not covered by any collective bargaining units and we have never experienced a work stoppage in the U.S. Our international employees are also not covered by any national union contracts.

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

As of December 31, 2015, we had four issued patents expiring between 2019 and 2023 in the United States. None of these patents are material to our business. We cannot ensure that any future patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties could claim invalidity or co-inventorship, or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention, and resources, damage our reputation and brand and substantially harm our business.

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

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.rmgnetworks.com .

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

All amounts presented and discussed are in thousands, except for per share and per share data.

Risks Related to Our Business

We have a history of incurring significant net losses, and our future profitability is not assured.

For the years ended December 31, 2015 and 2014, we incurred net losses of approximately $11,731 and $72,505, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

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

The Revolving Facility contains financial and operational covenants, including covenants requiring us to achieve specified levels of consolidated EBITDA. Failure to comply with these or other covenants in the Revolving Facility would result in an event of default. In the event of any default under the Revolving Facility, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on our assets.

We may require significant amounts of additional financing to execute our business plan and fund our other liquidity needs. If our future operating results do not meet or exceed our projections or we are unable to raise sufficient funds, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

While we currently believe that we have adequate liquidity to operate the Company through at least the next twelve months, taking into account the availability under the Revolving Facility, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, our cash on hand and funds from operations may not be sufficient to fund our operations. If that were to occur, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

The markets for digital signage are competitive and we may be unable to compete successfully.

The markets for digital signage are very competitive and we must compete with other established providers. We compete with larger companies in many of the markets we serve.

We expect existing competitors and new entrants into the markets where we do business to constantly revise and improve their business models, technology, and offerings in light of challenges from us or other companies in the industry. If we cannot respond effectively to advances by our competitors, our business and financial performance may be adversely affected.

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

A large percentage of our business is attributable to customers in industries that are sensitive to general economic conditions. During periods of economic slowdown or during periods of weak business results, our customers often reduce their capital expenditures and defer or cancel pending projects or facilities upgrades. Such developments occur even among customers that are not experiencing financial difficulties.

Similar slowdowns could affect our customers in the hospitality industry in the wake of terrorist attacks, economic downturns or material changes in corporate travel habits. In addition, expenditures tend to be cyclical, reflecting economic conditions, budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in spending.

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

•

a decline in capital spending in general;

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

A vote by the U.K. electorate in favor of a U.K. exit from the E.U. in a forthcoming in-or-out referendum could adversely impact our business, results of operations and financial condition.

Following the Conservative party win in the U.K. General Election on May 7, 2015, the U.K. Government has promised to hold an in-or-out referendum on the U.K.’s membership within the E.U. The referendum is currently scheduled to occur on June 23, 2016.  If the referendum results in a U.K. exit from the E.U. (“Brexit”), a process of negotiation would determine the future terms of the U.K.’s relationship with the E.U.

In the event of Brexit, we would likely face new regulatory costs and challenges, the scope of which are presently unknown.  Depending on the terms of Brexit, if any, the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth.  Such a decline could also make our doing business in Europe more difficult, which could delay new sales contracts and reduce the scope of such sales contracts.  The uncertainty prior to the referendum could also have a negative impact on the U.K. and other European economies. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the U.K. and European economies.

Currency exchange rates in the British pound and the euro with respect to each other and the U.S. dollar have already been affected by the possibility of Brexit.  As a significant portion of our revenues are derived from our U.K. operations, further exchange rate fluctuations could adversely affect our business, our results of operations and financial condition.

Our revenues are sensitive to fluctuations in foreign currency exchange rates and are principally exposed to fluctuations in the value of the U.S. dollar, the British pound and the euro. Changes to U.K. immigration policy could likewise occur as a result of Brexit. Although the U.K. would likely retain its diverse pool of talent, London’s role as a global center for business may decline, particularly if access to the single E. U. market is interrupted. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Currency fluctuations may adversely affect our business.

For the year ended December 31, 2015, approximately 38% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

A higher percentage of our sales and profitability occur in the third and fourth quarters.

We sell more of our products in the third and fourth quarters because of traditional technology buying patterns of our customers. Corporate year end budgets, government buying and regional economics will affect the amount of our products and services that will fit into customers’ budgets late in the year. Any unanticipated decrease in demand for our products during the third and fourth quarters could have an adverse effect on our annual sales, profitability, and cash flow from operations. In addition, slower selling cycles during the first and second quarters may adversely affect our stock price.

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

From time to time, we have experienced delays in manufacturing our products for several reasons, including component delivery delays, component shortages, and component quality deficiencies. Component shortages, delays in the delivery of components, supplier product quality deficiencies, and delays with any contract manufacturing firms may occur in the future. These delays or problems have in the past and could in the future result in delivery delays, reduced revenues, strained relations with customers and loss of business. Also, in an effort to avoid actual or perceived component shortages, we may purchase more components than we may otherwise require. Excess component inventory resulting from over-purchases, obsolescence, installation cancellations or a decline in the demand for our products could result in equipment impairment, which in the past has had and in the future would have a negative effect on our financial results.

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

We rely on third parties for hosting services and data transmission, and the interruption or unavailability of adequate bandwidth for these services could prevent our solutions from operating as designed.

We transmit the majority of the content that we provide to our partners and customers using Internet connectivity supplied by a variety of third-party network providers. We also rely on the networks of some of our partners to transmit content to individual screens. If we or our partners experience failures or limited network capacity, we may be unable to meet our commitments to customers. Problems with data transmission may be due to hardware failures, operating system failures or other causes beyond our control. In addition, there are a limited number of Internet providers with whom we could contract, and we may be unable to replace our current providers on favorable terms, if at all. If the transmission of data to our partners or customers becomes unavailable, limited due to bandwidth constraints or is interrupted or delayed because of necessary equipment changes, our partner and customer relationships and our ability to obtain revenues from current and new partners and customers could suffer.

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

We provide or facilitate the distribution of content for our partners and customers. This content includes news, weather and financial markets data, among other types of information, much of which is obtained from third parties. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

Our growth strategy includes expanding our geographic coverage in or into Europe, the Middle East, and other regions. In many cases, we have limited experience in these regions, and may encounter difficulties due to different technology standards, legal considerations, language barriers, distance and cultural differences. We may not be able to manage operations in these regions effectively and efficiently or compete effectively in these new markets. If we do not generate sufficient revenues from these regions to offset the expense of expansion into these regions, or if we do not effectively manage accounts receivable, foreign currency exchange rate fluctuations and taxes, our business and our ability to increase revenues and enhance our operating results could suffer.

Our operations are subject to numerous U.S. and foreign laws, regulations and restrictions affecting our services, solutions, labor and the markets in which we operate, and non-compliance with these laws, regulations and restrictions could have a material adverse effect on our business and financial condition.

Various aspects of our services and solutions offerings are subject to U.S. federal, state and local regulation, as well as regulations outside the United States. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have a material adverse effect on our business, reputation and financial condition.  In addition, our international business subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, the Foreign Corrupt Practices Act (“FCPA”). We hold contracts with various instrumentalities of foreign governments, potentially increasing our FCPA compliance risk. Our failure or the failure of our sales representatives or consultants to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our reputation and brands.  Also, in the ordinary course of our business we transfer various types of data to and from Europe.  The European Court of Justice’s invalidation of “Safe Harbor” method of protecting personally identifiable information that originates in the European Union as a mechanism to legitimize cross border data flows increases the risk that our Company, directly or through a third-party service provider that we use, may inappropriately transfer data subject to EU privacy regulation.  Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.

We are subject to risks related to our international operations.

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 36% and 38% of our revenue was derived from international markets in 2014 and 2015, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

•

uncertainties concerning import and export license requirements, tariffs and other trade barriers;

•

restrictions on repatriating foreign profits back to the United States;

•

changes in foreign policies and regulatory requirements;

•

inadequate intellectual property protection in foreign countries;

•

difficulty in enforcing agreements and collections in foreign legal systems;

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

We continue to strive to expand, our operations into new markets. The growth in our business and operations has required, and will continue to require, significant attention from management and places a strain on operational systems and resources. To accommodate this growth, we will need to upgrade, improve or implement a variety of operational and financial systems, procedures and controls, including the improvement of accounting and other internal management systems, all of which require substantial management efforts.

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

Providing visual communications solutions is a rapidly evolving business, and we will not be successful if our business model, technology, and offerings do not keep pace with new trends and developments. If we are unable to adapt our business model to keep pace with changes in the industry, or if we are unable to continue to demonstrate the value of our services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our products and services. Future technological advances may result in the availability of new service or product offerings or increase in the efficiency of our existing offerings. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of December 31, 2015, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and expand our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software and our documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to use the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and invention assignment agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

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

Changes in government regulation could require us to change our business practices and expose us to legal action.

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

FCC (and similar foreign agency) regulations also affect many of our content providers and, therefore, these regulations may indirectly affect our business. In addition, the industries in which we provide service are subject to regulation by the Federal Trade Commission, the Food and Drug Administration and other federal and state agencies, and to review by various civic groups and trade organizations. New laws or regulations governing our business or the industries we serve could substantially harm our business.

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

As of December 31, 2015, Donald R. Wilson, Jr. and affiliated entities owned approximately 38% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 28% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We have received a delisting notice from Nasdaq and there can be no assurance that our securities will continue to be listed on Nasdaq.

On August 25, 2015 we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with an initial period of 180 calendar days from August 24, 2015 to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days. As reported in our Current Report on Form 8-K filed on February 25, 2016, we received approval to transfer our listing to the Nasdaq Capital Market from the Nasdaq Global Market, effective with the opening of the market on February 25, 2016. Our transfer of listing to the Nasdaq Capital Market resulted in an additional 180-day period, through August 22, 2016, within which to regain compliance with the $1.00 minimum bid price requirement. If at any time before that date, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the price requirement. We intend to continue to monitor the bid price of our common stock. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance. We have provided written notice of our intention to cure the minimum bid price deficiency during the second grace period by carrying out a reverse stock split, if necessary; however a reverse stock split could have negative implications, and would require stockholder approval. We cannot assure you that we will be able to demonstrate compliance by August 22, 2016, in which case our common stock may then be subject to delisting.

If our common stock is delisted from Nasdaq, it would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage may be reduced. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters is located in a facility in Dallas, Texas, with approximately 31,255 rentable square feet. In the United States, we also lease office space in Pittsford, New York.

Our EMEA (Europe, Middle East & Asia) operations are based in our leased offices located in and around London, England, with sub-offices serving the Middle East located in Dubai, United Arab Emirates and South East Asia located in Singapore and Manila.

Our corporate headquarters is subject to a long-term lease, which expires in 2025. Additionally, we have a short-term assembly and distribution warehousing space. We believe our facilities are adequate to meet our current needs and intend to add or change facilities as our needs require.

We also have leased office space associated with our legacy Media business, which we sold on July 1, 2015. These office leases are located in New York City, Chicago, Los Angeles and San Francisco and expire from 2016 to 2021. We have subleased or are attempting to sublease these offices.

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

As previously reported, on March 5, 2015, T-Rex Property AB (“T-Rex”) filed a complaint against the Company in the United States District Court for the North District of Texas, Civil Action Number 3:15-cv-00738-P.  T-Rex alleged that the Company was infringing on three United States patents.  The complaint sought unspecified monetary relief, injunctive relief for the payment of royalties, and reimbursement for attorneys’ fees.  The Company denied the allegations set forth in the complaint.  On October 5, 2015, the parties entered into a negotiated settlement agreement under which the Company made two payments to T-Rex and in exchange received a worldwide license to import, make, use and sell all inventions covered by patents owned or managed by T-Rex, with certain exclusions due to limitations on T-Rex’s legal ability to grant licenses.  The case was subsequently dismissed.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the NASDAQ Capital Market after transitioning from the NASDAQ Global Market on February 25, 2016, and our warrants and units are quoted on the OTC bulletin board, under the symbols “RMGN”, “RMGNW” and “RMGNU”, respectively. The Units commenced public trading on April 13, 2011 and unitholders may elect to separately trade the common stock and warrants underlying the Units. Our common stock was quoted on the OTC bulletin board until its listing on the NASDAQ Stock Market on May 2, 2012.

The following table sets forth the high and low bid prices as quoted on the NASDAQ Stock Market (with respect to our common stock) and OTCBB (with respect to our warrants and our units) for the periods indicated.

	RMGN		RMGNU		RMGNW
	Common Stock		Units		Warrants
Quarter Ended	High	Low	High	Low	High	Low
12/31/15	$1.02	$0.55	$0.80	$0.80	$0.02	$0.01
09/30/15	$1.18	$0.73	$1.01	$1.00	$0.04	$0.01
06/30/15	$1.78	$0.80	$1.50	$1.01	$0.13	$0.03
03/31/15	$2.24	$1.01	$2.00	$1.35	$0.15	$0.04
12/31/14	$1.70	$1.02	$1.65	$1.35	$0.20	$0.04
09/30/14	$2.55	$1.37	$2.25	$1.35	$0.28	$0.20
06/30/14	$5.67	$0.89	$9.25	$1.55	$0.80	$0.14
03/31/14	$7.00	$4.29	$9.25	$9.25	$0.80	$0.35

As of March 1, 2016, there were 22 holders of record of our common stock, five holders of record of our warrants and one holder of record of our units.

Dividends

To date, we have not paid any dividends on our common stock, and we do not expect to pay any dividends in the foreseeable future. The payment of any future cash dividend will be dependent upon revenue and earnings, if any, capital requirements and general financial condition. As a holding company without any direct operations, our ability to pay cash dividends may be limited to availability of cash provided to us by our operating subsidiaries through a distribution, loan or other transaction, and will be within the discretion of our board of directors. Any indebtedness we incur in the future may also limit our ability to pay dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

Other than as previously disclosed in a current report on Form 8-K, none.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during 2015.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed on January 5, 2011, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition RMG on April 8, 2013, and on April 19, 2013, acquired Symon. Symon is considered to be the Company’s predecessor corporation for accounting purposes. On July 1, 2015, the Company divested its Media Business. Therefore, the financial information discussed below and in the consolidated financial statements and accompanying footnotes are exclusive of our Media business, classified as discontinued operations, unless specifically identified otherwise. In addition, all amounts presented and discussed are in thousands, except share and per share data.

The Company is a global provider of enterprise-class digital signage solutions. Through an extensive suite of products, proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients. The Company is one of the largest integrated digital signage solution providers globally conducting operations through its RMG Enterprise Solutions business unit.

We provide end-to-end digital signage solutions to power intelligent visual communication implementations for critical contact center, supply chain, employee communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. These solutions are relied upon by approximately 70% of the North American Fortune 100 companies and thousands of overall customers in locations worldwide. Our installations deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments.

The RMG Media Networks business unit engaged elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks included the Media business. The Media business was a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spanned almost all major commercial passenger airlines in the United States, delivered advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment. On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party, and on July 1, 2015, the sale of the Media business was completed.

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

3.

Professional installation and training services

Revenue is recognized as outlined in “Critical Accounting Policies - Revenue Recognition” below.

The Company sells its Enterprise Solutions through its global sales force and through a select group of resellers and business partners. In the United States, the Company’s sales team generated approximately 91% and 94% of its annual sales in 2015 and 2014, respectively, while 9% and 6% of its sales were generated through resellers in 2015 and 2014, respectively. The increase in revenue from resellers in 2015 reflects the Company’s strategy to drive incremental revenue growth through resellers in the United States. Outside the United States, approximately 67% and 74% of sales come from the reseller channel in 2015 and 2014, respectively. Overall, approximately 68% and 76% of the Company’s global enterprise sales are derived from direct sales in 2015 and 2014, respectively, with the remaining 32% and 24% generated through indirect partner channels in 2015 and 2014, respectively.

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

•

Acquisition expenses consist of professional fees for attorneys, accountants and consultants, and costs associated with integrating and restructuring the operations of the acquired entities.

•

Impairment of goodwill and intangible assets.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

The following financial statements present the results of operations of the Company for the years ended December, 31, 2015 and 2014. The year ended December 31, 2014 has been restated for consistency with the current year’s presentation to be exclusive of the discontinued operations. All amounts presented and discussed are in thousands, except share and per share data.

	Years Ended December 31,
	2015	2014	% Chg
Revenue	$40,602	$39,950	1.6%
Cost Of Revenue	18,060	23,595	(23.5%)
Gross Profit	22,542	16,355	37.8%
Operating Expenses -
Sales and marketing	9,106	12,697	(28.3%)
General and administrative	16,084	16,925	(5.0%)
Research and development	3,346	2,945	13.6%
Acquisition expenses	-	378	(100.0%)
Depreciation and amortization	3,756	4,830	(22.2%)
Impairment of goodwill and intangible assets	-	26,687	(100.0%)
Total Operating Expenses	32,292	64,462	(49.9%)
Operating Loss	(9,750)	(48,107)	79.7%
Warrant liability income	1,351	665	(103.2%)
Interest expense and other – net	(1,556)	(1,619)	3.9%
Loss before income taxes and discontinued operations	(9,955)	(49,061)	79.7%
Income Tax Expense (Benefit)	122	(7,716)	101.6%
Net loss before discontinued operations	(10,077)	(41,345)	75.6%
Loss from discontinued operations, net of taxes	(3,994)	(31,160)	87.2%
Gain from sale of discontinued operations, net of taxes	2,340	-	0.0%
Net Loss	$(11,731)	$(72,505)	83.8%

Revenue

Revenue was $40,602 and $39,950 for the years ended December 31, 2015 and 2014, respectively, an increase of $652, or 1.6%. The following table summarizes the composition of the Company’s revenue for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	%	2014	%
Revenue -
Products	$17,874	44.0%	$16,061	40.2%
Maintenance and content services	14,618	36.0%	16,096	40.3%
Professional services	8,110	20.0%	7,793	19.5%
Total	$40,602	100.0%	$39,950	100.0%

In order to provide year over year comparisons, the revenues for the year ended December 31, 2014 are adjusted in the table below to show the impact of the loss on long-term contract that was recorded in accordance with generally accepted accounting principles and previously disclosed in the second quarter of 2014. Without the non-GAAP revenue amounts, the Company believes that the year over year comparison of revenue by category could be misinterpreted. The loss on the long-term contract recorded in 2014 reduced products, maintenance and professional services revenue as prior revenue related to the contract was reversed. See Note 18, Loss on Long-Term Contract, in the accompanying Notes to the Consolidated Financial Statements for further details. This table reflects only the loss on long-term contract adjustment to revenue.

	Year Ended December 31, 2014
	GAAP	Adjustment	Non-GAAP
Revenue -
Products	$16,061	$988	$17,049
Maintenance and content services	16,096	395	16,491
Professional services	7,793	688	8,481
Revenue Impact from Loss on Long-term Contract	-	(2,071)	(2,071)
Total	$39,950	$-	$39,950

As noted in the Revenue table above, the Company recorded adjustments associated with its loss contract that negatively impacted revenue in the second quarter of 2014. The following table summarizes the composition of the Company’s revenue for the years ended December 31, 2015 and 2014, with 2014 restated for comparison purposes.

	Years Ended December 31,
	2015	%	2014 (Non-GAAP)%
Revenue -
Products	$17,874	44.0%	$17,049	42.7%
Maintenance and content services	14,618	36.0%	16,491	41.3%
Professional services	8,110	20.0%	8,481	21.2%
Revenue impact from loss on long-term contract	-	0.0%	(2,071)	(5.2%)
Total	$40,602	100.0%	$39,950	100.0%

When 2015 revenues are compared to the adjusted non-GAAP 2014 revenues, product sales increased $825, or 4.8%, in 2015 as compared to 2014, primarily driven by increased sales of proprietary hardware as compared to last year. Revenues derived from maintenance and content services for 2015 decreased $1,873, or 11.4%, as compared to 2014, primarily due to the end of life announcements of certain product lines in late 2014 and due to lower maintenance renewals. In addition, professional services revenue also decreased in 2015 by $371, or 4.4%, as compared to 2014 as large projects carried over from 2014 were wrapped up in 2015 and replaced with fewer significant professional services related projects in 2015.

The following table reflects the Company’s revenue on a geographic basis.

	Years Ended December 31,
Region	2015		2014
North America	$25,276	62.3%	$25,577	64.0%
International:
Europe	8,896	21.9%	9,450	23.7%
Other	6,430	15.8%	4,923	12.3%
Total International	15,326	37.7%	14,373	36.0%
Total	$40,602	100.0%	$39,950	100.0%

Europe includes the United Kingdom which represents 17.0% of total revenues for the years ended December 31, 2015 and 2014. The decrease in revenue in North America and Europe is offset by the increase in revenue in Other region, resulting primarily from the Middle East.

Cost of Revenue

Cost of revenue totaled $18,060 for the year ended December 31, 2015, a $5,535, or 23.5%, decrease as compared to $23,595 for the year ended December 31, 2014. This decrease is primarily attributable to the $444 cost of revenue decrease in 2015 related to the loss on long-term contract as compared to the $2,732 cost of revenue increase in 2014 from recording the original loss on long-term contract. See Note 18, Loss on Long-term Contract in the accompanying Notes to the Consolidated Financial Statements. In addition, cost of revenue related to products decreased $1,303 in 2015 to $10,771 from $12,074 in 2014 as a result of lower product sales in 2015 as compared to prior year. Cost of revenue related to maintenance and content decreased $599 and professional services decreased $457 year-over-year due to cost savings implemented in 2015.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	%	2014	%
Revenue:
Products	$17,874	44.0%	$16,061	40.2%
Maintenance and content services	14,618	36.0%	16,096	40.3%
Professional services	8,110	20.0%	7,793	19.5%
Total Revenue	40,602	100.0%	39,950	100.0%
Cost of Revenue:
Products	10,771	59.6%	12,074	51.2%
Maintenance and content services	2,293	12.7%	2,892	12.3%
Professional services	5,440	30.1%	5,897	25.0%
Total Cost of Revenue before Loss (Gain) on long-term contract	18,504	102.4%	20,863	88.5%
Loss (Gain) on long-term contract	(444)	-2.4%	2,732	11.5%
Total Cost of Revenue	$18,060	100.0%	$23,595	100.0%

The following table reflects the Company’s gross margins for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	%	2014	%
Products	$7,103	39.7%	$3,987	24.8%
Maintenance and content services	12,325	84.3%	13,204	82.0%
Professional services	2,670	32.9%	1,896	24.3%
Subtotal	22,098	54.4%	19,087	47.8%
Gain (Loss) on long-term contract	444	1.1%	(2,732)	-6.8%
Total	$22,542	55.5%	$16,355	41.0%

In order to provide year over year comparisons, the gross margins for year ended December 31, 2014 are adjusted in the table below to show the impact of the loss on long-term contract that was recorded in accordance with generally accepted accounting principles and previously disclosed in the second quarter of 2014. Without the non-GAAP gross margin amounts, the Company believes that the year over year comparison of gross margin by category could be misinterpreted. The loss on the long-term contract recorded in 2014 reduced products, maintenance and professional services revenue as prior revenue related to the contract was reversed. See Note 18, Loss on Long-Term Contract, in the accompanying Notes to the Consolidated Financial Statements for further details. This table reflects only the impact of the loss on long-term contract adjustment to gross margin.

	Year Ended December 31, 2014
	GAAP	Adjustment	Non-GAAP
Gross margin -
Products	$3,987	$988	$4,975
Maintenance and content services	13,204	395	13,599
Professional services	1,896	688	2,584
Margin Impact from Loss on Long-term Contract	-	(2,071)	(2,071)
Total	$19,087	$-	$19,087

As noted in the gross margin table above, the Company recorded adjustments associated with its loss contract that negatively impacted gross margin in the second quarter of 2014. The following table summarizes the composition of the Company’s gross margin for the years ended December 31, 2015 and 2014, with 2014 restated for comparison purposes.

	Years Ended December 31,
	2015	%	2014 (Non-GAAP)%
Products	$7,103	39.7%	$4,975	29.2%
Maintenance and content services	12,325	84.3%	13,599	82.5%
Professional services	2,670	32.9%	2,584	30.5%
Margin impact from loss on long-term contract	-	0.0%	(2,071)	100.0%
Subtotal	22,098	54.4%	19,087	47.8%
Gain (Loss) on long-term contract	444	1.1%	(2,732)	-6.8%
Total	$22,542	55.5%	$16,355	41.0%

On a GAAP basis, the Company’s overall gross margin for the year ended December 31, 2015 increased to 55.5% from 41.0% for the year ended December 31, 2014. When compared to the non-GAAP adjusted gross margins for 2014, the higher gross margin was primarily attributable to the following:

•

Gross margin resulting from product revenue increased to 39.7% for the year ended December 31, 2015, as compared to 29.2% for the adjusted year ended December 31, 2014, due primarily to a $1,000 write-off of obsolete inventory in 2014 and a higher proprietary product sales revenue mix in 2015 which have higher margins.

•

Gross margin resulting from maintenance and content services revenue increased to 84.3% for the year ended December 31, 2015 as compared to 82.5% for the adjusted year ended December 31, 2014, due primarily to cost savings from headcount reductions.

•

Gross margin resulting from Professional services revenue increased to 32.9% for the year ended December 31, 2015 as compared to 30.5% for the adjusted year ended December 31, 2014, due primarily to cost savings from headcount reductions.

•

Gain (Loss) on long-term contract increased the 2015 margin percentage by 1.1%, while the impact to 2014 was a 6.8% decrease to the margin percentage, resulting from operational changes incorporated in 2015 reducing the remaining loss on long-term contract.

Operating Expenses

Operating expenses totaled $32,292 for the year ended December 31, 2015, a $32,170 decrease as compared to $64,462 for the year ended December 31, 2014. This 49.9% decrease was attributable to the following items:

•

Impairment of goodwill and intangible assets was $26,687 for the year ended December 31, 2014, while there was no impairment charges of goodwill and intangible assets in 2015.

•

Sales and marketing expenses were $3,591 lower for the year ended December 31, 2015, as compared to the prior year, primarily due to reductions in sales headcount and reduced marketing spend.

•

General and administrative expenses decreased $841 for the year ended December 31, 2015, as compared to prior year due primarily to reduced travel costs, lower stock-based compensation expense resulting from forfeitures and severance costs in 2014 related to the Company’s former CEO, offset by increased rent, professional fees and bad debt expense resulting from increased receivable reserves related to certain international accounts.

•

Research and development expenses were higher by $401 for 2015 as compared to 2014, due to increased investments in innovation and product platforms.

•

Depreciation and amortization was $1,074 lower in 2015 as compared to 2014, due to lower intangible asset amortization expense.

•

There were no acquisition expenses in 2015 as compared to $378 in the year ended December 31, 2014.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The gain on change in warrant liability for the years ended December 31, 2015 and 2014, were $1,351 and $665, respectively. A gain on change in warrant liability represents a decrease in the amount of the Company’s warrant liability during that year.

Interest and other – Net

Interest expense and other - net for the year ended December 31, 2015 was $1,556 compared to $1,619 for the year ended December 31, 2014. In 2015, Interest expense and other consisted of debt interest expense of $677, the write-off of $742 in loan origination fees, and subsequent additional loan origination fees of $137 for the revolving line of credit in 2015.  The write-off of loan origination fees was triggered when the Company’s outstanding debt was converted into Series A Preferred Shares. See Note 9, Preferred Stock, in the accompanying Notes to the Consolidated Financial Statements.

In 2014, Interest expense and other included debt interest expense of $1,579 and other income related to the receipt of 300,000 shares of the Company’s common stock in connection with a claim for damages filed by the Company.  The stock was valued at $480 which represents its market value on September 3, 2014, the day it was received.

Income Tax Benefit (Expense)

The income tax benefit (expense) for the years ended December 31, 2015 and 2014 were $(122) and $7,716, respectively.  The Company had book net losses in the years ended December 31, 2015 and 2014 with a U.S. full valuation allowance in 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity prior to acquiring RMG and Symon had been the cash generated from its initial public offering. Historically, Symon has generated cash from the sales of its products and services to its global customers. During 2014 and 2015, the Company pursued several financing strategies to ensure the company had liquidity to support its ongoing strategic and operating plans.

During 2014, the Company entered into two agreements that required future cash outlays.  The Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11,500 if certain terms and conditions were met in the future. This commitment was paid in full on October 14, 2015. The Company also entered into a revenue sharing agreement directly with a customer that requires the Company to make minimum revenue sharing payments of $4,620 in 2015.  As a result of the sale of the Media business, this liability was assumed by the buyer and is no longer an obligation of the Company. As of December 31, 2015, the Company has no further cash obligations under these agreements.

At December 31, 2014, the Company had outstanding debt of $14,000 under its Credit Agreement, dated April 19, 2013 (as subsequently amended, the “Senior Credit Agreement”) to which the Company and certain subsidiaries were a party. This debt represented the remaining balance of the borrowings the Company made in connection with the acquisition of Symon in 2013 and the additional funds borrowed during the year. An additional $1,000 was borrowed over the course of the first quarter of 2015, such that on March 26, 2015 there was $15,000 outstanding under the Senior Credit Agreement. On March 26, 2015, the Company issued and sold an aggregate of 249,999.99 shares of newly-designated Series A convertible preferred stock at a price per share of $100.00 (the “Financing”), discharging, on a dollar-for-dollar basis $15,000 in principal amount owed to the lenders (the “Lenders”) under the Senior Credit Agreement, to which the Company and certain subsidiaries were a party. In addition, simultaneously with the closing of the Financing, the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated and the Company retained net cash proceeds of $9,627 to use for ongoing operations.

In order to ensure the Company had adequate working capital, effective November 2, 2015, the Borrowers entered into the Loan Agreement with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make the Revolving Facility available to the Borrowers in the principal amount of up to $7,500.  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. At December 31, 2015, the Company had $400 borrowed under the Revolving Facility with additional unused availability of $3,008.

The Company has a history of operating losses and negative cash flow, including the Media Business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015 to reduce its operating costs and will continue to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs.  At December 31, 2015, the Company’s cash and cash equivalents balance was $3,206. This includes cash and cash equivalents of $1,380 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

The Company believes that the combination of cash and availability under its Revolving Facility provide adequate cash to operate the Company through at least the next twelve months. However, if it fails to achieve the level of revenues that it forecasts, including as a result of an extended downturn or lower than expected demand for its products and services, the Company could generate less cash flow than it has budgeted. Under those circumstances, or if its expenses are greater than it forecasts, the Company’s cash and Revolving Facility may not be sufficient to fund its operations. As such, the Company may be required to find additional sources of liquidity, but there is no assurance that it will be able to obtain additional liquidity on acceptable terms, or at all.

The Company has generated and used cash, inclusive of discontinued operations, as follows:

	Years Ended December 31,
	2015	2014
Operating cash flow	$(11,443)	$(8,731)
Investing cash flow	809	(2,293)
Financing cash flow	10,849	6,000
Total	$215	$(5,024)

Operating Activities

The decrease in cash from operating activities of $11,443 for the year ended December 31, 2015, is primarily due to the company’s net loss of $11,731. The net loss is offset primarily by the following non-cash items:

•

Non-cash depreciation and amortization expense of $3,897

•

Non-cash gain on sale of discontinued operations of $2,340

•

Non-cash gain related to the decrease in the Company’s warrant liability of $1,351

•

Non-cash gain on long-term contract of $3,068

•

Non-cash stock-based compensation of $1,563

•

Non-cash loan origination fees of $756

•

Non-cash consulting expense of $320

•

Non-cash allowance for doubtful accounts of $408, related primarily to international operations

In addition, the following principal changes in assets and liabilities affected cash from operating activities during the year:

•

Accounts receivable decreased by $2,281 due to higher collections in 2015 as compared to 2014

•

Accounts payable decreased by $1,280 due primarily to increased payments of obligations in 2015 and lower operating expenses

•

Accrued liabilities decreased by $823 due to lower operating expenses in 2015

•

Deferred rent decreased by $708 as rent expenses were incurred throughout the 2015 year

Investing Activities

The increase in cash from investing activities of the Company of $809 during 2015 was primarily due to the $1,190 of cash proceeds from the sale of the Media business, offset by $381 of expenditures for property and equipment.

Financing Activities

The $10,849 increase in cash due to financing activities during 2015 was primarily due to the proceeds received at the end of March from a sale of Series A convertible preferred shares and the $400 advance from the Revolving Facility at the end of 2015.  See Note 4. Note Payable and Debt Financing and Note 9. Preferred Stock in the accompanying Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included elsewhere in this filing. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States, Europe, Middle East and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance requires judgment and is reviewed monthly, and the Company establishes reserves for doubtful accounts on a case-by-case basis based on historical collection experience and a current review of the collectability of accounts. The Company’s collection experience has been consistent with its estimates.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Slow moving and obsolete inventories are written off based on historical experience and estimated future usage.

Goodwill and Intangible Assets

Goodwill represented the excess of the purchase price over the fair value of net identifiable assets resulting from the acquisitions of RMG and Symon. Goodwill is tested annually at December 31 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. At December 31, 2014, the Company determined that both the Media and Enterprise reporting units were impaired resulting in goodwill impairment charges of $8,461 and $20,798, respectively. The impairment charges were equal to the remaining carrying values of goodwill for the Media and Enterprise units and are reflected in Note 3. Neither entity had goodwill starting in 2015; therefore, no additional impairment testing of goodwill was performed in 2015.

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

In 2014, the Company tested the recoverability of the intangible assets for the Media and Enterprise reporting units, resulting in intangible asset impairment charges of $15,960 and $5,904, respectively. During 2015 and at December 31, 2015, impairment testing was performed for definite lived intangible assets and the Company determined there was no additional impairment in 2015.

The Company’s Intangible Assets are amortized as follows:

Weighted Average
Acquired Intangible Asset:	Amortization Period: (years)
Software and technology	4
Customer relationships	6
Customer order backlog	1

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance and some professional service agreements. Deferred revenue is recognized as the revenue recognition criteria are met. The Company generally invoices the customer in advance for maintenance agreements.

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

There was a $209 impairment of long-lived assets during 2015 related to Media assets and no impairment of long-lived assets during 2014.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 6).  As of December 31, 2015 and

2014, the Company had no accrual recorded for uncertain tax positions.  U.S. income taxes have not been provided on $4.4 million of undistributed earnings of foreign subsidiaries as of December 31, 2015.  The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.  The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 91% or more of sales in 2015 have been generated solely by the Company’s sales team, with 9% or less through resellers. In the United Kingdom, Western Europe, the Middle East and South East Asia, the situation is reversed, with around 67% of sales in 2015 coming from the reseller channel. Overall, approximately 68% of the Company’s global sales in 2015 have been derived from direct sales, with the remaining 32% generated through indirect partner channels. The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not offer contractual rights of return other than under standard product warranties and product returns from resellers have be insignificant to date. The Company therefore sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

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

Professional services revenue

Professional services consist primarily of installation and training services. Installation fees are recognized either on a fixed-fee basis or on a time-and-materials basis. For installation fees, the Company recognizes revenue as these services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue as the Company performs the services.

Advertising

Advertising costs, which are included in selling, general and administrative expense, are expensed as incurred and are not material to the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels defined as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•

Level 3 – Inputs are unobservable for the asset or liability.

As part of its testing of goodwill and intangible assets for impairment, the Company fair values all of its assets and liabilities, many of which were based on discounted cash flows analysis and forecasted future operating results which represent Level 3 inputs. In addition, the Company values its warrant liability at the end of each period based on Level 2 inputs.

Research and Development Costs

Research and development costs incurred prior to the establishment of technological feasibility of the related software product are expensed as incurred. After technological feasibility is established, any additional software development costs are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed . The Company believes its process for developing software is essentially completed concurrent with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized to date.

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at December 31, 2015 and 2014 that had a dilutive effect on net income (loss) per share.

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

Business Segment

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. Until July 1, 2015, the Company’s business was comprised of two operating segments, Enterprise and Media. The CEO reviewed financial data that encompasses the Company’s Enterprise and Media revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Note 16, Discontinued Operations regarding the Company’s decision to exit the Media segment.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10 - “Compensation – Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

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

Not applicable.

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

Changes in Internal Controls

During the second quarter of 2015, the Company had turnover in the leadership of the accounting organization. During the second half of 2015, the Company continued to evaluate, document and improve its control structure. While both Chief Financial Officer and Controller were new to their positions in 2015, we believe we established sufficient transition and continuity with the predecessor leadership and increased review procedures to ensure our internal controls over financial reporting remained effective for the year.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (May 14, 2013). Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.   Other Information

On March 9, 2016, the Company entered into a Second Amendment (the “Second Amendment”) to the Loan Agreement. The Second Amendment modifies, effective with the month ended February 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. Other than such change, the Second Amendment does not modify the terms of the Loan Agreement.

A copy of the Second Amendment is filed as Exhibit 10.16 to this Annual Report and is incorporated herein by reference. The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

On March 10, 2016, the Company announced that Loren Buck, the Company’s Chief Operating Officer, will be stepping down effective at the end of the first quarter of 2016. The Company does not intend to appoint a new Chief Operating Officer, and will instead transition the duties of the Chief Operating Officer to the current senior leadership team.

PART III

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report. All amounts presented and discussed are in thousands, except share and per share data.

(1)

Financial Statements

Consolidated Financial Statements:

•

Reports of Independent Registered Public Accounting Firms;

•

Consolidated Balance Sheets as of December 31, 2015 and 2014;

•

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and 2014;

•

Consolidated Statements of Stockholders’ Equity (Deficit) for the for the years ended December 31, 2015 and 2014;

•

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014.

(2)

Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RMG Networks Holding Corporation

We have audited the accompanying consolidated balance sheet of RMG Networks Holding Corporation and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

RMG Networks Holding Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheet of RMG Networks Holding Corporation (collectively, the “Company”) as of December 31, 2014, and the related consolidated statement of comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMG Networks Holding Corporation as of December 31, 2014 and the results of their operations and cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

April 9, 2015

RMG Networks Holding Corporation

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$3,206	$3,077
Accounts receivable, net of allowance for doubtful accounts of $676 and $234, respectively	10,626	13,061
Inventory, net	1,055	1,461
Deferred tax assets	-	7
Prepaid assets	1,154	1,175
Current assets of discontinued operations	-	2,811
Total current assets	16,041	21,592
Property and equipment, net	4,340	5,230
Property and equipment of discontinued operations, net	-	456
Intangible assets, net	8,988	11,519
Loan origination fees	123	743
Other assets	226	228
Other assets of discontinued operations	-	22
Total assets	$29,718	$39,790
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,080	$4,350
Accrued liabilities	4,236	3,924
Secured line of credit	400	-
Loss on long-term contract	616	2,649
Deferred revenue	7,507	7,492
Liabilities of discontinued operations	-	4,677
Total current liabilities	15,839	23,092
Notes payable – non-current	-	14,000
Warrant liability	96	1,447
Deferred revenue – non-current	1,519	1,478
Deferred tax liabilities	18	-
Loss on long-term contract - non-current	-	1,036
Deferred rent and other	1,917	2,625
Total liabilities	19,389	43,678
Stockholders’ equity (deficit):
Common stock, $.0001 par value, (250,000,000 shares authorized; 37,182,041 and 12,467,756 shares issued; 36,882,041 and 12,167,756 shares outstanding, at December 31, 2015 and December 31, 2014, respectively.)	4	1
Additional paid-in capital	108,237	82,090
Accumulated other comprehensive income (loss)	(196)	6
Retained earnings (accumulated deficit)	(97,236)	(85,505)
Treasury Stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity (deficit)	10,329	(3,888)
Total liabilities and stockholders’ equity (deficit)	$29,718	$39,790

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2015 and 2014

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014
Revenue:
Products	$17,874	$16,061
Maintenance and content services	14,618	16,096
Professional services	8,110	7,793
Total Revenue	40,602	39,950
Cost of Revenue:
Products	10,771	12,074
Maintenance and content services	2,293	2,892
Professional services	5,440	5,897
Loss (Gain) on long-term contract	(444)	2,732
Total Cost of Revenue	18,060	23,595
Gross Profit	22,542	16,355
Operating expenses:
Sales and marketing	9,106	12,697
General and administrative	16,084	16,925
Research and development	3,346	2,945
Acquisition expenses	-	378
Depreciation and amortization	3,756	4,830
Impairment of goodwill and intangible assets	-	26,687
Total operating expenses	32,292	64,462
Operating loss	(9,750)	(48,107)
Other Income (Expense):
Gain on change in warrant liability	1,351	665
Interest (expense) and other income – net	(1,556)	(1,619)
Loss before income taxes and discontinued operations	(9,955)	(49,061)
Income tax expense (benefit)	122	(7,716)
Total loss from continuing operations	(10,077)	(41,345)
Loss from discontinued operations, net of taxes	(3,994)	(31,160)
Gain on sale of discontinued operations, net of taxes	2,340	-
Net loss	(11,731)	(72,505)
Other comprehensive loss -
Foreign currency translation adjustments	(202)	(293)
Total comprehensive loss	$(11,933)	$(72,798)
Net loss per share of Common Stock (basic and diluted):
Continuing operations	$(0.36)	$(3.40)
Discontinued operations	(0.06)	(2.56)
Net loss per share of Common Stock (basic and diluted)	$(0.42)	$(5.96)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	27,944,272	12,155,694

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2015 and 2014

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2013	$1	$77,452	$299	$(13,000)	$0	$64,752

Stock for warrant swap		2,461				2,461
Director’s compensation		117				117
Stock-based compensation		2,060				2,060
Foreign currency translation adjustment			(293)			(293)
Treasury shares					(480)	(480)
Net loss				(72,505)		(72,505)

Balances, December 31, 2014	$1	$82,090	$6	$(85,505)	$(480)	$(3,888)

	Common Stock	Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2014	$1	$0	$82,090	$6	$(85,505)	$(480)	$(3,888)

Preferred stock issued, net of fees		24,591					24,591
Preferred stock conversion to common stock	3	(24,591)	24,584				(4)
Stock-based compensation			1,563				1,563
Foreign currency translation adjustment				(202)			(202)
Net loss					(11,731)		(11,731)

Balances, December 31, 2015	$4	$0	$108,237	$(196)	$(97,236)	$(480)	$10,329

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(Inclusive of Discontinued Operations)

(in thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(11,731)	$(72,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,897	6,805
Gain on sale of discontinued operations	(2,340)	-
Gain on change in warrant liability	(1,351)	(665)
Impairment of intangible assets and goodwill	-	51,109
Impairment of long-lived assets	209	-
Stock-based compensation	1,563	2,060
Non-cash treasury stock	-	(480)
Non-cash loan origination fees	756	228
Non-cash consulting expense	320	505
Non-cash directors’ fees	31	116
Allowance for doubtful accounts	408	-
Deferred tax (benefit)	25	(6,991)
Changes in operating assets and liabilities:
Accounts receivable	2,281	7,650
Inventory	392	3,172
Other current assets	129	1,070
Other assets, net	(294)	(258)
Accounts payable	(1,280)	(1,863)
Accrued liabilities	(823)	(282)
Deferred revenue	141	(950)
(Gain) loss on long-term contract	(3,068)	3,348
Deferred rent and other liabilities	(708)	(800)
Net cash used in operating activities	(11,443)	(8,731)

Cash flows from investing activities
Proceeds from sale of discontinued operations	1,190	-
Purchases of property and equipment	(381)	(2,293)
Net cash provided by (used in) investing activities	809	(2,293)

Cash flows from financing activities
Borrowings on line of credit, net	400	-
Proceeds from long-term debt	1,000	6,000
Debt issuance costs	(137)	-
Conversion of preferred stock to common stock	(41)	-
Issuance of preferred stock, net of issuance costs	9,627	-
Net cash provided by financing activities	10,849	6,000

Effect of exchange rate changes on cash	(86)	(135)

Net increase (decrease) in cash and cash equivalents	129	(5,159)

Cash and cash equivalents, beginning of year	3,077	8,236

Cash and cash equivalents, end of year	$3,206	$3,077

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$689	$1,579
Cash paid during the period for income taxes	$275	$187

Non-cash Supplemental information:
Leasehold improvements acquired through landlord allowance	$-	$1,250
Issuance of common stock for warrants	$-	$2,460

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The registration statement for the Offering was declared effective April 8, 2011. The Company consummated the Offering on April 18, 2011 and received gross proceeds of approximately $80,000 before deducting underwriting compensation of $4,000 (which included $2,000 of deferred contingent underwriting compensation payable upon consummation of an Initial Business Combination) and including $3,000 received for the purchase of 4,000,000 warrants by SCG Financial Holdings LLC (the “Sponsor”), as described in the next paragraph. Total offering costs (excluding $2,000 in underwriting fees) were $434.

On April 12, 2011, the Sponsor purchased 4,000,000 warrants (“Sponsor Warrants”) from the Company for an aggregate purchase price of $3,000. The Sponsor Warrants were identical to the warrants sold in the Offering, except that if held by the original holder or its permitted assigns, they (i) could be exercised for cash or on a cashless basis and (ii) were not subject to being called for redemption.

The Company sold 8,000,000 units in the Offering with total gross proceeds to the Company of $80,000. Each unit consisted of one share of common stock and one warrant (the “Public Warrants”). The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating an Initial Business Combination.

On April 27, 2011, $80,000 from the Offering and Sponsor Warrants that had been placed in a Trust Account (“Trust Account”) was invested, as provided in the Company’s registration statement. The Company was permitted to invest the proceeds of the Trust Account in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Trust Account assets were required to be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account as required if no acquisition was consummated.

The Company’s common stock currently trades on The Nasdaq Capital Market (“Nasdaq”), under the symbol “RMGN”. Its warrants and units are quoted on the Over-the-Counter Bulletin Board quotation system under the symbol “RMGNW” and “RMGNU”, respectively.

On April 8, 2013, the Company consummated the acquisition of RMG Networks Holdings, Inc., f/k/a Reach Media Group Holdings, Inc. (“RMG”). As a result of the acquisition, the Company was no longer considered a Development Stage Entity. In addition, on April 19, 2013, the Company acquired RMG Enterprise Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”). Symon is considered to be the Company’s predecessor corporation for accounting purposes.

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

Description of the Business

The Company is a global provider enterprise-class digital signage solutions. Through an extensive suite of products, including proprietary software, software-embedded hardware, maintenance and creative content services, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients. The Company is one of the largest integrated digital signage solution providers globally and conducts operations through its RMG Enterprise Solutions business unit.

The Company provides end-to-end digital signage applications to power intelligent visual communication implementations for critical contact center, supply chain, employee communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. These solutions are relied upon by approximately 70% of the North American Fortune 100 companies and thousands of overall customers in locations worldwide. The installations of Enterprise Solutions deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers. The solutions provided are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments.

The Company, via its RMG Media Networks business unit, used to engage elusive audience segments with relevant content and advertising delivered through digital place-based networks and included the RMG Airline Media Network. The RMG Airline Media Network was primarily a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, or IFE, systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spanned almost all major commercial passenger airlines in the United States, delivered advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment.  On July 1, 2015, the Company exited its Media business, upon the sale of assets that comprised its Airline Media Network to an unaffiliated third party.

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

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, Europe, Middle East, and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. Payment is generally due ninety days or less from the invoice date and accounts more than ninety days are analyzed for collectability.  The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. Once all collection efforts have been exhausted, the account is written-off against the allowance.  The allowance for doubtful accounts was $676 and $234 at December 31, 2015 and 2014, respectively. As of and for the years presented, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

	December 31, 2015	December 31, 2014
Finished Goods	$586	$1,015
Raw Materials	469	446
Total	$1,055	$1,461

Property and Equipment

The Company records purchases of property and equipment at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

Goodwill and Intangible Assets

Goodwill represented the excess of the purchase price over the fair value of net identifiable assets resulting from the acquisitions of RMG and Symon. Goodwill is tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. At December 31, 2014, the Company determined that both the Media and Enterprise reporting units were impaired resulting in goodwill impairment charges of $8,461 and $20,783, respectively. The impairment charges were equal to the remaining carrying values of goodwill for the Media and Enterprise units. Neither entity had goodwill starting in 2015; therefore, no additional impairment testing of goodwill was performed in 2015.

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

In 2014, the Company tested the recoverability of the intangible assets for the Media and Enterprise reporting units, resulting in intangible asset impairment charges of $16,282 and $5,904, respectively. During 2015 and at December 31, 2015, impairment testing was performed for definite lived intangible assets and the Company determined that there was no additional impairment in 2015.

The Company’s remaining intangible assets in 2015 are being amortized as follows:

Acquired Intangible Asset:	Amortization Period: (years)
Software and technology	4
Customer relationships	6
Customer order backlog	1

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance and some professional service agreements. Deferred revenue is recognized as the revenue recognition criteria are met. The Company generally invoices the customer in advance for maintenance agreements.

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

There was a $209 impairment of long-lived assets during 2015 related to Media assets and no impairment of long-lived assets during 2014.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 6).  As of December 31, 2015 and 2014, the Company had no accrual recorded for uncertain tax positions.  U.S. income taxes have not been provided on $4,603 of undistributed earnings of foreign subsidiaries as of December 31, 2015.  The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.  The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 91% of sales have historically been generated solely by the Company’s sales team, with 9% or less through resellers. In the United Kingdom, Western Europe, the Middle East and South East Asia, the situation is reversed, with around 67% of sales historically coming from the reseller channel. Overall, approximately 68% of the Company’s global sales have historically been derived from direct sales, with the remaining 32% generated through indirect partner channels.

The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not normally offer contractual rights of return other than under standard product warranties and product returns from resellers have been insignificant to date. Therefore, the Company generally sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users as well as applying to the resellers.

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

Professional services revenue

Professional services consist primarily of installation and training services. Installation fees are contracted either on a fixed-fee basis or on a time-and-materials basis. For fixed-fee and time-and materials contracts, the Company recognizes revenue as services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue as the Company performs the services.

Advertising revenue

The RMG Airline Media Network (“Media”) was classified as discontinued operations and on July 1, 2015 was sold. See Footnote 16, Discontinued Operations for further detail.

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,380 held in foreign countries as of December 31, 2015 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at December 31, 2015 and 2014 are anti-dilutive.

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

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. Until July 1, 2015, the Company’s business was comprised of two operating segments, Enterprise and Media. The CEO reviewed financial data that encompasses the Company’s Enterprise and Media revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Note 16, Discontinued Operations regarding the Company’s decision to exit the Media segment.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10 - “Compensation – Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year.  We will be required to apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  Specifically, $1,858 of Deferred revenues has been reclassified to Deferred rent and other liabilities for $1,782 and to Accrued liabilities for $76 in the December 31, 2014 Consolidated Balance Sheet and related Consolidated Statement of Cash Flows.  These reclassifications had no effect on the reported results of operations.

2. Property and Equipment

Property and equipment consist of the following:

	Years Ended December 31,
	2015	2014
Machinery & Equipment	$2,537	$1,967
Furniture & Fixtures	1,043	959
Software	655	700
Leasehold improvements	3,218	3,073
	7,453	6,699
Less accumulated depreciation	3,113	1,469
Property and equipment, net	$4,340	$5,230

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,214 and $1,103, respectively.

3. Goodwill and Intangible Assets

The carrying amount of goodwill and intangible assets, resulted from the valuation related to the acquisitions of RMG and Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”. As a result, the basis of the net assets and liabilities of RMG and Symon were adjusted to reflect their fair values and the appropriate amount of goodwill was recorded for the consideration given in excess of the fair values assigned to the net identifiable assets. The carrying value of goodwill and certain intangible assets has subsequently been reduced in 2014 due to impairment charges of $29,259 and $22,186, for RMG and Symon, respectively.

There was no remaining carrying value of goodwill at December 31, 2015 and 2014. The carrying value of goodwill for the Enterprise and Media units was written off in 2014 in connection with the impairment charges discussed in Note 1.

The following table shows the carrying amount of goodwill:

	Years Ended December 31,
	2015	2014
Balance – beginning	$-	$28,642
Purchase price accounting adjustment	-	617
Impairment charge	-	(29,259)
Balance – ending	$-	$-

The carrying value of the Company’s intangible assets at December 31, 2015 were as follows:

	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Charge for Impairments	Net Carrying Amount
Software and technology	3	$4,108	$(1,027)	$-	$3,081
Customer relationships	5	7,089	(1,182)	-	5,907
Customer order backlog	0	322	(322)	-	-
Total		$11,519	$(2,531)	$-	$8,988

The carrying values of the Company’s intangible assets at December 31, 2014, were as follows:

	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Charge for Impairments	Net Carrying Amount
Software and technology	4	$9,200	$(3,048)	$(2,044)	$4,108
Customer relationships	6	22,200	(4,408)	(10,703)	7,089
Partner relationships	10	8,800	(1,202)	(7,598)	-
Tradenames and trademarks	10	1,700	(246)	(1,454)	-
Covenant not-to-compete	2	1,150	(763)	(387)	-
Customer order backlog	1	722	(400)		322
Total		$43,772	$(10,067)	$(22,186)	$11,519

Amortization expense for the year ended December 31, 2015 and 2014 was $2,531 and $5,398, respectively.

Future amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

2016	$2,209
2017	2,209
2018	2,209
2019	1,181
2020	1,180
Thereafter	0
Total	$8,988

4. Notes Payable and Debt Financing

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

The Senior Credit Agreement provided for a five-year $24,000 senior secured term loan facility (the “Senior Credit Facility”), which was funded in full on April 19, 2013. The Senior Credit Facility is guaranteed jointly and severally by the Guarantors, and was secured by a first-priority security interest in substantially all of the existing and future assets of the Loan Parties (the “Collateral”).

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

On November 14, 2013, the Second Amendment to Credit Agreement was executed.  The Second Amendment amended certain provisions of the Senior Credit Agreement and provided for a new $8,000 term loan facility (the “Term Loan Facility”). Pursuant to the terms of Second Amendment, the Term Loan Facility bore interest at a rate per annum equal to the Base Rate plus 6.25% or the LIBOR Rate plus 7.5%, at the election of the Borrowers. The Company was no longer required to make quarterly principal amortization payments, and the entire unpaid portion of the Term Loan Facility was due on the termination date (April 19, 2018). The Second Amendment also included, among other things, revisions to the financial covenants contained in the Senior Credit Agreement.

Prior to the amendment, the Company’s former senior lender, Comvest Capital II, L.P., sold its interest in the Senior Credit Facility to a new lender group that included the Company’s Executive Chairman and the Company’s largest shareholder. After acquiring the Senior Credit Facility, the new lender group entered into a Third Amendment to the Credit Agreement and funded a $4,000 increase in the Senior Credit Facility.

On July 16, 2014 the Company amended its Senior Credit Facility to increase the amount borrowed under the facility to $12,000, adding approximately $3,400 in net cash proceeds to its Balance Sheet. The amendment also eliminated financial covenants until at least mid-year 2015. The amended Senior Credit Facility, which was to mature in July 2017, accrued interest at a fixed rate of 12% and continued to defer principal payments until maturity.

The balance was $14,000 at December 31, 2014 and an additional $1,000 was borrowed during the first quarter of 2015, all of which was converted to Series A Preferred Stock on March 26, 2015, as described in Note 9 Preferred Stock.

Revolving Facility

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

The Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property.  In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month.

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

The Company did not draw on the Revolving Facility at the closing of the Loan Agreement. At December 31, 2015 the Company had $400 in borrowings and $3,008 in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

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

The purchased accounts were sold by the Company to the Purchaser with full recourse and, in the event the purchased accounts were not fully repaid, the Company was liable for the unpaid portion of the purchased accounts. The Company collateralized the agreement by granting the Purchaser a security interest in the total receivables of its Media business segment and that security interest is included as a credit to accounts receivable on the balance sheet.  On July 2, 2015 as part of the divestiture of Media, this amount was paid in full and this agreement was terminated in the third quarter of 2015.  There are no outstanding accounts receivables or obligations under this agreement at December 31, 2015.

6. Income Taxes

The following table summarizes the tax provision (benefit) for U.S. federal, state, and foreign taxes on income for the years noted below:

	2015	2014
Current
Federal	$-	$-
State	57	50
Foreign	58	99

Current tax expense	115	149

Deferred
Federal	-	(7,853)
State	-	-
Foreign	7	(12)

Deferred tax expense	7	(7,860)

Total income tax expense	$122	$(7,716)

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows:

	2015	2014
Computed expected tax expense (benefit)	$(3,385)	$(27,273)
State tax expense, net of federal benefit	(431)	(2,014)
Non-taxable income charge	(1,241)	(1,003)
Nondeductible expenses, principally goodwill & impairment	60	7,478
Change in valuation allowance	5,054	14,997

Foreign income tax	65	99

Total	$122	$(7,716)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

	2015	2014
Deferred revenue	$(396)	$400
Deferred rent	788	705
Accrued wages	119	-
Deferred state sales tax	19	30
Bad debt reserve	62	78
Foreign currency loss	40	38
Other	106	(15)
Current deferred tax assets	738	1,236

Depreciation and Amortization	(393)	(371)
Equity Based Compensation	2,131	1,477
Intangible Assets	(3,478)	4,931
Net operating loss carryforwards	25,078	10,413
Other	239	1,025
Net non-current deferred tax assets	23,577	17,475
Total Deferred tax assets non-current	24,315	18,711
Valuation allowance	(24,315)	(18,704)

Net deferred tax assets	$-	$7

The Company evaluates the recoverability of the deferred income tax assets and the associated valuation allowances on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The increase in the valuation allowance from 2014 to 2015 was $5,611 and is primarily due to intangible asset impairment and changes in net operating loss carryforwards.

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $66,096 which expire in 2032-2035. Of the $25,078 in non-current net operating losses above, approximately $2,605 relates to state net operating losses. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements. These factors include the Company’s recent earnings history, projected future taxable income, the number of years the Company’s net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. This guidance prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statement uncertain tax positions that a company has taken or expects to take on its tax return. Symon’s open tax years are for the years ended January 31, 2012 and 2013 and the short period ending April 19, 2013. All RMG tax years within the statute of limitations are open. As of December 31, 2015 and 2014, the Company had no accruals recorded for uncertain tax positions. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred. For the years ended December 31, 2015 and 2014, there were no such costs related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitation by major tax jurisdictions.

7. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2015 and 2014, the Company had 36,882,041 and 12,167,756, respectively, outstanding shares of common stock.

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

8. Warrants

As of December 31, 2015 and 2014, the Company had 9,648,719 warrants outstanding. As of December 31, 2015, 4,582,652 of these were public warrants. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share. During the year ended December 31, 2014, the Company redeemed 3,417,348 Public Warrants in connection with the common stock exchange discussed in Note 7.

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

Sponsor Warrants

The Sponsor purchased an aggregate of 4,000,000 Sponsor Warrants from the Company at a price of $0.75 per warrant in a private placement completed on April 12, 2011. In addition, on April 8, 2013, the Company issued to the Company’s Executive Chairman and a significant stockholder Sponsor Warrants exercisable for a total of 1,066,666 shares of the Company’s common stock. These warrants were issued upon the conversion by each of the parties of a Promissory Note issued by the Company to the Sponsor and in the aggregate principal amount of $800, which Promissory Note was subsequently assigned by the Sponsor to the Executive Chairman and significant stockholder in the aggregate principal amount of $400 each. The conversion price of the Promissory Notes was $0.75 per warrant. The Sponsor Warrants (including the shares of Company common stock issuable upon exercise of the Sponsor Warrants) were not transferable, assignable or salable (other than to the Company’s officers and directors and other persons or entities affiliated with the Sponsor) until May 8, 2013, and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to the Public Warrants, except that such Sponsor Warrants may be exercised by the holders on a cashless basis. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Sponsor Warrants expire on April 8, 2018.

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

On March 26, 2015, the Company issued and sold an aggregate of 249,999.99 shares of newly-designated Series A convertible preferred stock (the “Series A Preferred Stock”) to certain accredited investors (collectively, the “Investors”), including certain of the Company’s executive officers and directors (or affiliated entities), at a price per share of $100.00, pursuant to a Purchase Agreement dated March 25, 2015 (the “Financing”). As part of the Financing, $15 million of the shares of Series A Preferred Stock were issued and sold to White Knight Capital Management LLC and Children’s Trust C/U the Donald R. Wilson 2009 GRAT #1 (together, the “Lenders”), which entities were the lenders under the Senior Credit Agreement, in consideration for the satisfaction and discharge of all principal amounts owed to the Lenders under the Senior Credit Agreement on a dollar-for-dollar basis. In addition, simultaneously with the closing of the Financing the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated.

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

The Company recorded its Convertible Preferred Stock at fair value on the dates of issuance, net of issuance costs. A redemption event would have been made possible upon reaching a one year anniversary of the closing of the Preferred Stock agreement. At that date, the Preferred Stock would have become redeemable at the option of the holder.  As the redemption event was outside the control of the Company, all shares of Convertible Preferred Stock were presented outside of permanent equity as of March 31, 2015. In connection with the conversion of the Preferred Stock to common stock on May 13, 2015, the redemption feature has been eliminated and the Preferred Stock was reclassified to common stock in permanent equity on this date.

10. Treasury Stock

In June 2014, the Company received 300,000 shares of its common stock in settlement of a claim for damages. The stock was recorded at cost as Other Income per the guidance under ASC 450. The stock was valued at $480 which represents its market price on the day it was received.

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

As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $96 at December 31, 2015 and $1,447 at December 31, 2014. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Loss.

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2015 and 2014.

The following table presents information about the Company’s warrant liability that is measured at fair value on a recurring basis, and goodwill and intangible assets on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	Fair Value	Quoted in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liability:
December 31, 2014	$1,447	-	$1,447	-
December 31, 2015	$96	-	$96	-

12. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space in Dallas, Texas that expires on March 31, 2025. The Company received a tenant improvement allowance of $1,250 which was recorded as an increase in leasehold improvements and deferred rent to be amortized over the life of the lease.  The Company also received a one-year rent abatement, but the rent expense is being recorded on a straight-line basis.

The Company also leases office space in Pittsford, New York and has a short-term assembly and distribution warehousing space.

In addition, the Company leases office spaces in Hemel Hempstead and London, England under lease agreements that expire in August 2016 and January 2020, respectively; in Dubai, UAE under a lease agreement that expires in August 2016; in Philippines under a lease that expires in March 2016; in Beijing, China under a lease that expires in June 2016; and in Singapore under a lease that expires in February 2016.

The Company also leases office space associated with its legacy Media business, which was sold on July 1, 2015. These office leases are located in New York City, Chicago, Los Angeles and San Francisco and expire from 2016 to 2021. The Company has subleased some of these locations.

Future minimum rental payments under these leases are as follows:

Amount
2016	$2,154
2017	1,814
2018	1,563
2019	1,561
2020	942
Thereafter	3,914
$11,948

Total rent expense under all operating leases for the year ended December 31, 2015 and 2014 were $2,843 and $2,208, respectively and inclusive of discontinued operations and lease impairment charge of $529 in 2015. As part of the discontinued operations of the Media business unit, the Company abandoned the related Media properties and accrued a lease impairment charge using a cease-use date of July 1, 2015. The lease impairment charge was calculated at July 1, 2015 based on netting the future lease commitments of $782 less the future sublease income of $253.

The Company is currently subleasing three facilities and received payments totaling $498 during 2015 which was less than the Company’s monthly lease obligations. The leases expire in August 31, 2017, February 28, 2018, and February 28, 2021.

Future minimum sublease receipts under these subleases are as follows:

Amount
2016	$613
2017	562
2018	342
2019	328
2020	335
Thereafter	-
$2,180

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments and amortization expire at various dates through June 2017. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the year ending December 31:

Capital Leases
2016	$163
2017	54
Total minimum lease payments	217
Less amount representing interest	(8)
Present value of capital lease obligations	209
Less current portion	(155)
Non-current portion	$54

Legal proceedings -

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management is not aware of any claims that would have a material effect on the Company’s financial position, results of operations or cash flows.

As previously disclosed, on March 5, 2015, T-Rex Property AB (“T-Rex”) filed a complaint against the Company in the United States District Court for the North District of Texas, Civil Action Number 3:15-cv-00738-P. T-Rex alleged that the Company was infringing on three United States patents. The complaint sought unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for attorneys’ fees. The Company denied the allegations set forth in the complaint. On October 5, 2015, the parties entered into a negotiated settlement agreement under which the Company made one payment in 2015 and a final payment in January 2016 to T-Rex and in exchange received a worldwide license to import, make, use and sell all inventions covered by patents owned or managed by T-Rex, with certain exclusions due to limitations on T-Rex’s legal ability to grant licenses. The case was subsequently dismissed.

13. Accrued Liabilities

Accrued liabilities are as follows:

	Years Ended December 31,
	2015	2014
Professional fees	$647	$940
Accrued compensation	1,027	1,151
Other taxes payable	363	597
Accrued lease obligations	852	429
Accrued expenses	710	519
Other	637	288
Total	$4,236	$3,924

14. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Europe includes the United Kingdom with $6,918 and $6,777 in revenues for the years ended December 31, 2015 and 2014, respectively. Geographic area information related to revenue from customers is as follows:

Region	Years Ended December 31,
	2015	2014
North America	$25,276	$25,577
International
Europe	8,896	9,450
Other	6,430	4,923
International	15,326	14,373
Total	$40,602	$39,950

The vast majority of the Company’s long-lived assets are located in the United States.

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

On August 13, 2013 the Company granted the former Chief Executive Officer 350,000 shares of common stock under the 2013 Plan. The shares had a three-year vesting period beginning in April 2014. The calculated fair value of shares was $8.00 per share, equal to the share price on the date of the grant. On July 22, 2014 the CEO resigned. In connection with his resignation, the CEO became vested in 100,000 shares of common stock and the remaining unvested restricted stock grant was forfeited. The expense recognized for these shares was $249 for the year ended December 31, 2014.

On July 22, 2014, the Company awarded 500,000 options to its new CEO under the 2013 Plan. These options have an exercise price of $2.45 and vest over a 3.5 year period. The cost associated with these options for the year ended December 31, 2014 was $70. The unamortized cost of these options at December 31, 2014 was $520 to be recognized over a weighted-average life of 2.56 years. At December 31, 2014, none of these options were exercisable and there was no intrinsic value associated with these options. The weighted-average remaining contractual life of the options outstanding is 9.8 years.

In connection with the resignation of the Company’s CFO during 2014, the Company’s Board of Directors accelerated the vesting of 66,666 shares of unvested stock options for a total of 100,000, which remain outstanding at December 31, 2015.  The Company recognized no incremental costs during the year ended December 31, 2014 related to the modification.

There were no new equity awards granted during the year ended December 31, 2015. The amortization expense associated with stock options during the years ended December 31, 2015 and 2014 were $1,563 and $2,060, respectively.  The unamortized cost of the options at December 31, 2015 was $1,294, to be recognized over a weighted-average remaining life of 0.8 years. At the years ended December 31, 2015 and 2014, 916,667 and 565,000 shares of the options were exercisable. In addition, there was no intrinsic value associated with the options as of December 31, 2015. The weighted-average remaining contractual life of the options outstanding is 6.9 years.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

	Shares	Grant Date Fair Value	Weighted Average Price	Weighted Average Remaining Contractual Term (as of December 31, 2015)
Balance, December 31, 2013	1,660,000		8.10	7.3
Granted	500,000	$1.18	2.45	8.6
Forfeited or expired	(338,333)		8.10
Balance, December 31, 2014	1,821,667		6.55	8.6
Non-exercisable	(1,256,667)		5.85	8.8
Outstanding and exercisable, December 31, 2014	565,000		8.10	8.3

Balance, December 31, 2014	1,821,667		6.55	8.6
Forfeited or expired	(26,067)		8.10
Balance, December 31, 2015	1,795,600		6.55	6.9
Non-exercisable	(878,933)		5.85	7.0
Outstanding and exercisable, December 31, 2015	916,667		8.10	6.5

Following is a summary of compensation expense recognized for the issuance of stock options and restricted stock grants for the years ended December 31, 2015 and 2014:

	2015	2014
Selling and marketing	$39	$50
General and administrative	1,524	1,960
Research and development	-	50
Total	$1,563	$2,060

The Company computed the estimated fair values of stock options using the Black-Scholes model. These values were calculated using the following assumptions:

2014
Risk-free interest rate	1.91%
Expected Term	6.0 years
Expected price volatility	48.9%
Dividend yield	0%

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

Risk Free Interest Rate:     The risk free interest rate is based on the U.S. Treasury’s zero coupon issues with remaining terms similar to the expected term on the award.

Dividend Yield:     The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures:     As we do not have sufficient historical information to develop reasonable expectations about forfeitures, we currently apply actual forfeitures.

16. Discontinued Operations

Due to ongoing losses, the Company decided to exit its Media business. This strategic shift is intended to allow the Company to focus on its core Enterprise digital signage business and is expected to improve the Company’s overall margins and profitability. The Company exited these operations on July 1, 2015 and did not have involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company has classified its Media operations as discontinued operations for financial reporting purposes in all periods presented except where specifically identified otherwise.

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party. On July 1, 2015, the Company completed the sale of its Media business to Global Eagle Entertainment (“GEE”). Under the terms of the agreement, the Company sold $2,334 of customer receivables, property and equipment, and prepaid assets offset by $3,482 of assumed and transferred liabilities such as accounts payable, accrued revenue share and agency fees, and accrued liabilities of Media in exchange for cash. In addition, the transaction included certain amounts paid into escrow in full support of future potential obligations and an earn-out. The transaction resulted in a pre-tax gain of $2,340 and is presented in the Consolidated Statement of Comprehensive Loss. As part of the transaction agreement, GEE assumed all existing partner revenue sharing agreements and their related minimum revenue sharing requirements and certain vendor contracts held by Media. In addition, $854 of certain asset and lease impairment charges, severance expenses, and transaction costs were incurred as part of the transaction and are reflected in the net loss from discontinued operations. Since the facilities lease liabilities of the Media business were not assumed by GEE and will continue to be incurred under the existing contracts for their remaining terms without economic benefit, the Company has established cease-use dates for the facilities and recorded lease impairment liabilities based on the present value of the remaining future lease rentals, reduced by actual sublease rentals. This lease impairment liability of $498 is included in accrued liabilities of the Consolidated Balance Sheet at December 31, 2015. Also, some employees of Media were transferred to GEE as part of the transaction agreement. The terms of the escrow requires certain levels of performance related to a revenue sharing agreement and its related minimum revenue share requirements.  In order for the Company to receive the earn-out payment, the buyer must successfully negotiate certain terms with a customer and the Media business must meet certain performance requirements over the 12 month period following the closing date.

The following table shows the results of operations of the Company’s discontinued operations:

	Years Ended December 31,
	2015	2014
Revenue	$3,960	$17,543
Cost of Revenue	4,107	13,075
Operating Expenses	3,550	35,522
Operating Loss	(3,697)	(31,054)
Other expenses (income), net	297	106
Net loss from discontinued operations	$(3,994)	$(31,160)

The following table shows the assets and liabilities of the Company’s discontinued operations at December 31, 2014:

December 31,
2014
Accounts receivable	$2,688
Prepaid assets	123
Current assets	2,811
Property & equipment, net	456
Other assets	22
Total assets	$3,289
Accounts payable	$349
Accrued revenue share & agency fees	3,863
Accrued liabilities	457
Deferred revenue	8
Current liabilities	$4,677

There are no assets and liabilities of the Company’s discontinued operations at December 31, 2015.

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

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960 when issued in August 2013. The value of the common stock is amortized over the term of the agreement. The amortized expense charged to operations for the years ended December 31, 2015 and 2014 were $320 and $505, respectively. There was no unamortized value of the common stock after the third quarter of 2015.  The unamortized value of the common stock was $320 at December 31, 2014 and was included in other current assets. Under the Agreement, the Consultant also received an annual services fee of $50, which terminated in July 2015.

The Company also had an agreement with a company owned by a board member under which it paid $15 a month for public relations services. This agreement was terminated on June 30, 2014. Under this agreement the Company incurred charges for the year ended December 31, 2014 of $90. The Company signed a new agreement with this company during 2015 under which it paid $10 a month for public relations services. Under this agreement, the Company has incurred charges of $121 for the year ended December 31, 2015.

As discussed in Note 4, the Company’s former senior lender sold its interest in the Company’s Senior Credit Facility to a new lender group that included the Company’s Executive Chairman and largest shareholder. Interest expense paid to the new lender group was $416 and $698 during the years ended December 31, 2015 and 2014, respectively.

18. Loss on Long-Term Contract

During the second quarter of 2014, the Company updated its analysis of a long-term partner related contract that originated in 2013. Based on the results of that analysis and an estimate of revenue to be generated in the future under the contract, the Company determined that sufficient revenue would not be generated under the contract for it to meet its minimum annual guarantees of revenue sharing to its partner.

As a result, the Company recorded a $6,200 loss on the long-term contract at June 30, 2014, which represented the amount it expected that the total minimum annual guarantees payable to the partner would exceed the revenue generated under the contract at that time. The loss on the long-term contract was recorded as follows:

Loss on Long-Term Contract	$4,130
Revenue reduction	2,070
Total	$6,200

The Company continues to re-evaluate this loss contract status. During 2015, the Company reassessed its future revenue projections and operating costs for the remainder of the contract and made the decision to passively pursue revenue and operate the network with the minimum resources needed to maintain service levels as required by the agreement until it terminates on December 31, 2016.  Based on this operating model, the Company revised its loss contract estimates during the year ended December 31, 2015, which resulted in a net gain of $444.  At December 31, 2015 and 2014, the remaining balance on the loss on long-term contract was $616 and $3,685, respectively.

19. Subsequent Event

On March 9, 2016, the Company entered into the Second Amendment (the “Second Amendment”) to the Loan Agreement. The Second Amendment modifies, effective with the month ended February 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. Other than such change, the Second Amendment does not modify the terms of the Loan Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson Chief Executive Officer

Date: March 10, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Michelson and Robert Robinson, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory H. Sachs	Executive Chairman	March 10, 2016
Gregory H. Sachs

/s/ Robert Michelson	Chief Executive Officer and Director	March 10, 2016
Robert Michelson	(Principal Executive Officer)

/s/ Jana Ahlfinger Bell	Chief Financial Officer	March 10, 2016
Jana Ahlfinger Bell	(Principal Financial Officer)

/s/ Marvin Shrear	Director	March 10, 2016
Marvin Shrear

/s/ Jonathan Trutter	Director	March 10, 2016
Jonathan Trutter

/s/ Alan Swimmer	Director	March 10, 2016
Alan Swimmer

/s/ Jeffrey Hayzlett	Director	March 10, 2016
Jeffrey Hayzlett

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (10)
4.4	Warrant Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (4)
10.1	Registration Rights Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (4)
10.2	Form of Indemnity Agreement (2)
10.3	Registration Rights Agreement, dated April 8, 2013, by and among SCG and the former RMG stockholders party thereto (5)
10.4	Registration Rights Agreement, dated April 8, 2013, by and among SCG, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP (5)
10.5

Investor Rights Agreement, dated April 19, 2013, by and among SCG Financial Acquisition Corp., Plexus Fund II, L.P., Kayne Anderson Mezzanine Partners (QP), LP, KAMPO US, LP and Kayne Anderson Mezzanine Partners, LP (6)

10.6	Registration Rights Agreement, dated April 19, 2013, by and between SCG Financial Acquisition Corp. and DRW Commodities, LLC (6)
10.7	Executive Employment Agreement, dated as of August 13, 2013, between RMG Networks Holding Corporation and Gregory H. Sachs (7)
10.8	Employment Agreement, dated as of July 22, 2014, by and between SCG Financial Merger I Corp. and Robert Michelson (3)
10.9	Confidential Separation Agreement and General Release, dated as of July 23, 2014, by and between the Company and Garry K. McGuire, Jr. (3)
10.10	Purchase Agreement, dated March 25, 2015, among the Company and the Investors party thereto (8)
10.11	Registration Rights Agreement, dated March 25, 2015, among the Company and the Investors party thereto (8)
10.12	Form of Lock-Up Agreement entered into in March 2015 (8)
10.13	Form of Support Agreement entered into in March 2015 (8)
10.14	Loan and Security Agreement, dated as of October 13, 2015 (9)
10.15	First Amendment to Loan and Security Agreement, dated as of November 17, 2015. *
10.16	Second Amendment to Loan and Security Agreement, dated as of March 9, 2016. *
14.1	Code of Conduct (2)
21.1	List of subsidiaries*
23.1	Consent of Whitley Penn, LLP*
23.2	Consent of Baker Tilly Virchow Krause, LLP*
24.1	Power of Attorney (included on the signature page to this report)*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 24, 2011.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 18, 2011.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 12, 2013.
(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on June 28, 2013.
(7)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on August 14, 2013.
(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 25, 2015.
(9)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 4, 2015.
(10)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 8, 2011.
*	Filed herewith
**	Furnished herewith
***

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections