Form 10-Q
period 2016-03-31
RMG Networks Holding Corp
filed 2016-05-12
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, 36,882,041 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(In thousands, except share and per share information)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,256	$3,206
Accounts receivable, net of allowance for doubtful accounts of $656 and $676, respectively	9,072	10,626
Inventory, net	1,240	1,055
Prepaid assets	1,041	1,154
Total current assets	14,609	16,041
Property and equipment, net	4,089	4,340
Intangible assets, net	8,436	8,988
Loan origination fees	106	123
Other assets	225	226
Total assets	$27,465	$29,718
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,134	$3,080
Accrued liabilities	3,303	4,236
Secured line of credit	1,100	400
Loss on long-term contract	441	616
Deferred revenue	8,383	7,507
Total current liabilities	15,361	15,839
Warrant liability	96	96
Deferred revenue – non-current	964	1,519
Deferred tax liabilities	18	18
Deferred rent and other	1,806	1,917
Total liabilities	18,245	19,389
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 37,182,041 shares issued; 36,882,041 shares outstanding, at March 31, 2016 and December 31, 2015.)	4	4
Additional paid-in capital	108,558	108,237
Accumulated comprehensive income (loss)	(308)	(196)
Retained earnings (accumulated deficit)	(98,554)	(97,236)
Treasury Stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity	9,220	10,329
Total liabilities and stockholders’ equity	$27,465	$29,718

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2016 and 2015

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Products	$3,855	$3,082
Maintenance and content services	3,409	3,373
Professional services	1,403	2,855
Total Revenue	8,667	9,310
Cost of Revenue:
Products	2,123	1,655
Maintenance and content services	314	366
Professional services	1,206	1,900
Loss on long-term contract	-	1,036
Total Cost of Revenue	3,643	4,957
Gross Profit	5,024	4,353
Operating expenses:
Sales and marketing	1,863	2,340
General and administrative	3,213	4,410
Research and development	701	681
Depreciation and amortization	818	913
Total operating expenses	6,595	8,344
Operating loss	(1,571)	(3,991)
Other Income (Expense):
Gain on change in warrant liability	-	289
Interest expense and other income – net	254	(1,244)
Loss before income taxes and discontinued operations	(1,317)	(4,946)
Income tax benefit	-	(17)
Total loss from continuing operations	(1,317)	(4,929)
Loss from discontinued operations, net of taxes	-	(1,972)
Net loss	(1,317)	(6,901)
Other comprehensive income -
Foreign currency translation adjustments	(112)	(194)
Total comprehensive loss	$(1,429)	$(7,095)
Net loss per share of Common Stock (basic and diluted):
Continuing operations	$(0.04)	$(0.41)
Discontinued operations	-	(0.16)
Net loss per share of Common Stock (basic and diluted):	$(0.04)	$(0.57)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	36,882,041	12,167,756

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

For the Three Months Ended March 31, 2016 and 2015

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,317)	$(6,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	818	983
Gain on change in warrant liability	-	(289)
Stock-based compensation	321	412
Non-cash loan origination fees	17	743
Non-cash consulting expense	-	120
Non-cash directors’ fees	31	31
Bad debt expense	-	345
Deferred tax expense	-	10
Changes in operating assets and liabilities:
Accounts receivable	1,470	3,000
Inventory	(191)	(315)
Other current assets	110	(69)
Other assets, net	1	(107)
Accounts payable	(945)	(1,247)
Accrued liabilities	(950)	87
Deferred revenue	341	605
(Gain) loss on long-term contract	(175)	1,036
Deferred rent and other liabilities	(111)	(779)
Net cash used in operating activities	(580)	(2,335)

Cash flows from investing activities
Purchases of property and equipment	(19)	(204)
Net cash used in investing activities	(19)	(204)

Cash flows from financing activities
Net borrowings on line of credit, net	700	-
Proceeds from long-term debt	-	1,000
Issuance of preferred shares, net of issuance costs	-	9,627
Net cash provided by financing activities	700	10,627

Effect of exchange rate changes on cash	(51)	(101)

Net increase in cash and cash equivalents	50	7,987

Cash and cash equivalents, beginning of period	3,206	3,077

Cash and cash equivalents, end of period	$3,256	$11,064

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33	$549
Cash paid during the period for income taxes	$-	$18

Non-cash Supplemental information:
Long-term notes payable paid thru issuance of preferred shares	$-	$15,000

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet as of December 31, 2015 has been derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto. The interim results of operations are not necessarily indicative of the results to be expected for the full year. All amounts presented and discussed are in thousands unless otherwise indicated, except share and per share data.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Finished Goods	$695	$586
Raw Materials	545	469
Total	$1,240	$1,055

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

Maintenance and content services revenue

Maintenance support consists of hardware maintenance and repair and software support and updates. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content subscription services consist of providing customers live and customized news feeds.

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

Professional services revenue

Professional services consist primarily of installation, training and custom creative services. Installation fees are contracted either on a fixed-fee basis or on a time-and-materials basis. For fixed-fee and time-and materials contracts, the Company recognizes revenue as services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue as the Company performs the services.

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $2,165 held in foreign countries as of March 31, 2016 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options and warrants, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at March 31, 2016 and 2015 were anti-dilutive.

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

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. Until July 1, 2015, the Company’s business was comprised of two operating segments, Enterprise and Media. The CEO reviewed financial data that encompassed the Company’s Enterprise and Media revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it did not allocate operating expenses to each segment for purposes of calculating operating income, earnings before interest, income taxes, depreciation and amortization (“EBITDA”), or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Footnote 4, Discontinued Operations regarding the Company’s decision to exit the Media segment.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, providing guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standard, and to eliminate the previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year.  The Company will be required to apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

2. Revolving Facility

Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7,500 (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

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

The Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property.  In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. On March 9, 2016, a Second Amendment to the Loan Agreement was executed which modified, effective February 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement.

The Loan Agreement contains customary events of default including, among others, Borrowers’ breach of payment obligations or covenants, defaults in payment of other outstanding debt, material misrepresentations, a material adverse change and bankruptcy and insolvency.  The Bank’s remedies upon the occurrence of an event of default include, among others, the right to accelerate the debt and the right to foreclose on the collateral securing the Revolving Facility. The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers.

The Company borrowed $700 against the Revolving Facility during the three months ended March 31, 2016. At March 31, 2016, the Company had $1,100 in borrowings and $2,585 in unused availability under the Revolving Facility. At December 31, 2015, the Company had $400 in borrowings and $3,008 in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

3. Income Taxes

The Company is reporting a book loss for the three months ended March 31, 2016 and 2015.  The Company reported a full valuation allowance against its net deferred U.S. income tax assets at March 31, 2016 and December 31, 2015.  All evidence and information available suggests that the Company will maintain the full valuation allowance in 2016.  Therefore, no income tax benefit was recorded for the three months ended March 31, 2016 U.S. pre-tax book loss. For the three months ended March 31, 2015, the $17 tax benefit relates to foreign taxes.

4. Discontinued Operations

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

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party. On July 1, 2015, the Company completed the sale of its Media business to Global Eagle Entertainment (“GEE”). Under the terms of the agreement, the Company sold $2,334 of customer receivables, fixed assets, and prepaid assets offset by $3,482 of assumed and transferred liabilities such as accounts payable, accrued revenue share and agency fees, and accrued liabilities of Media in exchange for cash.  In addition, the transaction includes certain amounts paid into escrow in full support of future potential obligations and an earn-out.  The transaction resulted in an initial pre-tax gain of $2,340. As part of the transaction agreement, GEE assumed all existing partner revenue sharing agreements and their related minimum revenue sharing requirements and certain vendor contracts held by Media. In addition, $854 of certain asset and lease impairment charges, severance expenses, and transaction costs were incurred as part of the transaction and are reflected in the net loss from discontinued operations. Also, some employees of Media were transferred to GEE as part of the transaction agreement. The terms of the escrow requires certain levels of performance related to a revenue sharing agreement and its related minimum revenue share requirements.  In order for the Company to receive the earn-out payment, the buyer must successfully negotiate certain terms with a customer and the Media business must meet certain performance requirements over the 12 month period following the closing date.

The following table shows the results of operations of the Company’s discontinued operations for the three months ended March 31, 2015:

Revenue	$1,483
Cost of Revenue	2,041
Operating Expenses	1,321
Operating Loss	(1,879)
Other expenses (income), net	93
Net loss from discontinued operations	$(1,972)

There are no assets and liabilities of the Company’s discontinued operations at March 31, 2016 and December 31, 2015.

5. Preferred Stock

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

6. Equity Incentive Plan

In connection with the resignation of the Company’s former Chief Operating Officer on March 31, 2016, the Company’s Board of Directors accelerated the vesting of 33,333 shares of unvested stock options resulting in a total of 100,000 vested stock options, which remain outstanding at March 31, 2016.  The Company recognized no material incremental costs during the three months ended March 31, 2016 related to the modification.

There were no new equity awards granted during the three months ended March 31, 2016.  The amortization expense associated with stock options during the three months ended March 31, 2016 and 2015 was $321 and $412, respectively. The unamortized cost of the options at March 31, 2016 was $309, to be recognized over a weighted-average remaining life of 0.6 years.  At March 31, 2016, and December 31, 2015, 1,227,794 and 916,667 shares of the options were exercisable, respectively. In addition, there was no intrinsic value associated with the options as of March 31, 2016. The weighted-average remaining contractual life of the options outstanding is 7.0 years.

7. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

Region	Three Months Ended March 31,
	2016	2015
North America	$5,348	$6,258
International
Europe	1,801	2,305
Other	1,518	747
International	3,319	3,052
Total	$8,667	$9,310

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

The Company continues to re-evaluate this loss contract status. During the first quarter of 2015, the Company reassessed its future revenue projections and operating costs for the remainder of the contract until it terminates on December 31, 2016.  Based on lower revenue projections, the Company revised its loss contract estimates during the three months ended March 31, 2015, which resulted in a net loss of $1,036. The Company evaluated its loss contract estimates during the three months ended March 31, 2016, which resulted in no net change on the long-term contract.  At March 31, 2016, the remaining balance on the loss on long-term contract was $441.

9. Related Party Transactions

In August 2013, the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant"), an entity managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provided management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960 when issued in August 2013. The value of the common stock is amortized over the term of the agreement. The amortized expense charged to operations for the three months ended March 31, 2016 and 2015 was $0 and $120, respectively. There was no unamortized value of the common stock at March 31, 2016 and at December 31, 2015.  Under the Agreement, which terminated in July 2015, the Consultant also receives an annual services fee of $50.

The Company also has an agreement with a company owned by a board member under which it pays $10 a month for public relations services. Under this agreement the Company has incurred $30 charges for the three months ended March 31, 2016 and 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II.

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

The Company is a global provider of enterprise-class digital signage solutions. Through an extensive suite of products, proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients. The Company is one of the largest integrated digital signage solution providers globally, conducting operations through its RMG Enterprise Solutions business unit.

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

•

Proprietary software-embedded media players; and

•

Third-party flat screen displays and other third-party hardware.

2.

Customer support services:

•

Product maintenance services; and

•

Subscription-based content services.

3.

Professional services:

•

Professional installation and training services;

•

Training services; and

•

Custom creative services

Revenue is recognized as outlined in “Critical Accounting Policies - Revenue Recognition” below.

The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 94% and 91% of its sales in the first quarters of 2016 and 2015, respectively, while 6% and 9% of its sales were generated through resellers in the first quarters of 2016 and 2015, respectively. Outside North America, approximately 73% and 67% of first quarter sales were generated from the reseller channel in 2016 and 2015, respectively. Overall, approximately 67% and 68% of the Company’s global enterprise sales were derived from direct sales in the first quarters of 2016 and 2015, respectively, with the remaining 33% and 32% generated through indirect partner channels in the first quarters of 2016 and 2015, respectively.

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

Cost of Revenue

The cost of revenue associated with product sales consist primarily of the costs of media players, the costs of third-party flat screen displays and the operating costs of the Company’s assembly and distribution center. The cost of revenue of professional services is the salary and related benefit costs of the Company’s employees and the travel costs of personnel providing installation, training, and custom content services.  The cost of revenue of maintenance and subscription content services consists of the salary and related benefit costs of personnel engaged in providing maintenance and subscription content services and the annual costs associated with acquiring data from third-party content providers.

Operating Expenses

The Company’s operating expenses are comprised of the following components:

•

Sales and marketing expenses include salaries and related benefit costs of sales personnel, sales commissions, travel by sales and sales support personnel, and marketing and advertising costs.

•

Research and development (“R&D”) costs consist of salaries and related benefit costs of R&D personnel and expenditures to outside third-party contractors. To date, all R&D expenses have been expensed as incurred.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

The following table summarizes the results of operations of the Company for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	% Chg
Revenue	$8,667	$9,310	(6.9%)
Cost of Revenue	3,643	4,957	(26.5%)
Gross Profit	5,024	4,353	15.4%
Operating Expenses -
Sales and marketing	1,863	2,340	(20.4%)
General and administrative	3,213	4,410	(27.1%)
Research and development	701	681	2.9%
Depreciation and amortization	818	913	(10.4%)
Total Operating Expenses	6,595	8,344	(21.0%)
Operating Loss	(1,571)	(3,991)	60.6%
Warrant liability income	-	289	100.0%
Interest (expense) and other income - net	254	(1,244)	120.4%
Loss before income taxes and discontinued operations	(1,317)	(4,946)	73.4%
Income Tax Benefit	-	(17)	100.0%
Net loss before discontinued operations	(1,317)	(4,929)	73.3%
Loss from discontinued operations, net of taxes	-	(1,972)	100.0%
Net Loss	$(1,317)	$(6,901)	80.9%

Revenue

Revenue was $8,667 and $9,310 for the three months ended March 31, 2016 and 2015, respectively, representing a $643, or 6.9%, decrease.  The following table summarizes the composition of the Company’s revenue for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	%	2015	%
Revenue -
Products	$3,855	44.5%	$3,082	33.1%
Maintenance and content services	3,409	39.3%	3,373	36.2%
Professional services	1,403	16.2%	2,855	30.7%
Total	$8,667	100.0%	$9,310	100.0%

Revenues derived from product sales for the three months ended March 31, 2016 increased by $773, or 25.1%, as compared to the same period in 2015, primarily driven by increased sales of proprietary hardware and software.  Revenues derived from maintenance and content service revenue for three months ended March 31, 2016 increased slightly by $36, or 1.1%, as compared to the same period in 2015.  In three months ended March 31, 2016, professional services revenues decreased by $1,452, or 50.9%, as compared to the same period in 2015, primarily driven by installation services performed during the first quarter of 2015 that were associated with the sale of a large customer solution made during the fourth quarter of 2014.  These installation services remained in the backlog at December 31, 2014, until they were completed in the first quarter of 2015.

The following table sets forth the Company’s revenue on a geographic basis for the three months ended March 31, 2016 and 2015.

Region	Three Months Ended March 31,
	2016		2015
North America	$5,348	61.7%	$6,258	67.2%
International:
Europe	1,801	20.8%	2,305	24.8%
Other	1,518	17.5%	747	8.0%
Total International	3,319	38.3%	3,052	32.8%
Total	$8,667	100.0%	$9,310	100.0%

The lower revenue for North America for the three months ended March 31, 2016 was due primarily to a decrease in professional services offset by increased product sales. European revenues decreased in 2016 as compared to 2015 primarily due to foreign exchange impact as the British pound sterling weakened against the US dollar in 2016. The Company increased its international focus in the Middle East, resulting in higher Other international revenue.

Cost of Revenue

Cost of revenue totaled $3,643 and $4,957 for the three months ended March 31, 2016 and 2015, respectively. This $1,314, or 26.5%, decrease in cost of revenue was primarily attributable to the $1,036 loss adjustment recorded in the first quarter of 2015 to the loss on long-term contract due to a reduction in the revenue projections associated with the loss on a long-term contract. Excluding this adjustment in 2015, cost of revenues for the three months ended March 31, 2016 was $278 lower than during the same period in 2015. The Company’s overall gross margin for the three months ended March 31, 2016 increased to 58.0% from 46.8% for the same period in 2015, primarily due to the loss adjustment related to the loss on long-term contract. Without the loss adjustment on the loss on long-term contract, gross margin remained relatively flat at 58.0% and 57.9% for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

Operating expenses totaled $6,595 and $8,344 for the three months ended March 31, 2016 and 2015, respectively. This $1,749, or 21.0% decrease in operating expenses is due primarily to the following items:

•

Sales and marketing expenses were $477 lower for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to reductions in sales headcount and marketing spend.

•

General and administrative expenses were lower by $1,197 in the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to reductions in headcount during the second half of 2015 and the waived rights to receive any deferred salary accrued by the Company’s Executive Chairman effective February 29, 2016.  Also, reduced outside service costs and lower bad debt expense contributed to the lower general and administration expenses in the current year quarter.

•

Research and development expenses were $20 higher in the three months ended March 31, 2016 as compared to the same period in 2015, due to increased investments in innovation and product platforms.

•

Depreciation and amortization was lower by $95 in the three months ended March 31, 2016 as compared to the same period in 2015, due to lower amortization expense.

Warrant Liability

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The warrant liability gain on change for the three months ended March 31, 2016 and 2015 was $0 and $289, respectively.

Interest and other – Net

Interest (expense) and other income - net for the three months ended March 31, 2016 and 2015 were $254 and $(1,244), respectively. This decrease in expense of $1,498 was due to the combined impact from the reduction in interest expense when the Company’s long-term debt was eliminated in the first quarter of 2015 and the write-off of $743 in loan origination fees on March 26, 2015 when the outstanding debt was converted into Series A Preferred Shares.  See Note 5, Preferred Stock, in the accompanying Notes to the Consolidated Financial Statements.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2016 and 2015 was $0 and $17, respectively.  The Company had book net losses in the three months ended March 31, 2016 and 2015 with a full valuation allowance in 2016 and 2015.

Liquidity and Capital Resources

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

In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7,500 (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. At March 31, 2016, the Company had $1,100 borrowed under the Revolving Facility and $2,585 in unused availability.

The Company has a history of operating losses and negative cash flow, including the Media Business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015 to reduce its operating costs and will continue to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs.  At March 31, 2016, the Company’s cash and cash equivalents balance was $3,256. This includes cash and cash equivalents of $2,165 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

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

The Company has generated and used cash inclusive of discontinued operations, as follows:

	Three Months Ended March 31,
	2016	2015
Operating cash flow	$(580)	$(2,335)
Investing cash flow	(19)	(204)
Financing cash flow	700	10,627
Total	$101	$8,088

Operating Activities

The decrease in cash from operating activities of $580 for the three months ended March 31, 2016 is primarily due to the company’s net loss of $1,317. The net loss is offset by the following non-cash items:

•

Non-cash expense for depreciation and amortization of $818

•

Non-cash stock-based compensation of $321

•

Non-cash amortization of loan origination fees of $17

•

Non-cash directors’ fees of $31

In addition, the following are the principal changes in assets and liabilities affected cash from operating activities during the period:

•

Accounts receivable decreased by $1,470 due to higher collection in the first three months of the year compared to the same period in 2015

•

Accounts payable decreased by $945 due primarily to increased payments of obligations from the first quarter 2016 and lower operating expenses

•

Accrued liabilities decreased by $950 due primarily to increased payments of obligations and lower operating expenses in the first quarter of 2016 as compared to the same period in 2015

Investing Activities

The decrease in cash from investing activities of the Company of $19 during the three months ended March 31, 2016 was due to expenditures for property and equipment.

Financing Activities

The increase in cash provided by financing activities during the three months ended March 31, 2016 was due to $700 of proceeds borrowed under the Revolving Facility.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2016 and 2015, we incurred net losses from continuing operations of approximately $1,317 and $4,929, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may not be able to generate sufficient cash to service our debt obligations.

Effective November 2, 2015, the Borrowers entered into the Loan Agreement with theBank, pursuant to which the Bank agreed to make the Revolving Facility available to the Borrowers in the principal amount of up to $7.5 million.  The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. Our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

For the three months ended March 31, 2016, approximately 38% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 38% and 33% of our revenue was derived from international markets in the first three months of 2016 and 2015, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of March 31, 2016, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

As of March 31, 2016, Donald R. Wilson, Jr. and affiliated entities owned approximately 38% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 26% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We may not be able to maintain our listing on Nasdaq.

On August 25, 2015 we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with an initial period of 180 calendar days from August 24, 2015 to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days. We transferred our listing to the Nasdaq Capital Market from the Nasdaq Global Market, effective February 25, 2016, which resulted in an additional 180-day period within which to regain compliance with the $1.00 minimum bid price requirement. On April 5, 2016, we received written notification from Nasdaq indicating that we had regained compliance with the minimum bid price requirement, as a result of the closing bid price of our common stock having been at $1.00 per share or greater for at least ten consecutive business days. Notwithstanding that we are not currently subject to delisting based on the minimum bid price requirement, since regaining compliance with the minimum bid price requirement on April 5, 2016, our common stock has traded below $1.00 on many trading days. If the closing bid price for our common stock is below $1.00 for a period of 30 consecutive business days, we would again be subject to potential delisting from Nasdaq.

We intend to continue to monitor the bid price of our common stock. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance, including by carrying out a reverse stock split, if necessary. A reverse stock split could have negative implications, and would require stockholder approval (which we are seeking to obtain at our 2016 annual meeting of stockholders).

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.      Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Second Amendment to Loan and Security Agreement (4)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Chief Financial Officer (principal financial officer)

Date: May 12, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Second Amendment to Loan and Security Agreement (4)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 11, 2016.