Form 10-Q
period 2016-06-30
RMG Networks Holding Corp
filed 2016-08-12
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, 36,882,041 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

Unless the context otherwise requires, when we use the words the “Company,” “RMG Networks,” “we,” “us,” or “our Company” in this Form 10-Q, we are referring to RMG Networks Holding Corporation, a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to RMG Holding Corporation.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(In thousands, except share and per share information)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,872	$3,206
Accounts receivable, net of allowance for doubtful accounts of $622 and $676, respectively	8,359	10,626
Inventory, net	968	1,055
Prepaid assets	909	1,154
Total current assets	13,108	16,041
Property and equipment, net	3,956	4,340
Intangible assets, net	7,884	8,988
Loan origination fees	89	123
Other assets	217	226
Total assets	$25,254	$29,718
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,224	$3,080
Accrued liabilities	3,216	4,236
Secured line of credit	1,100	400
Loss on long-term contract	267	616
Deferred revenue	8,131	7,507
Total current liabilities	14,938	15,839
Warrant liability	48	96
Deferred revenue – non-current	898	1,519
Deferred tax liabilities	17	18
Deferred rent and other	1,735	1,917
Total liabilities	17,636	19,389
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 37,182,041 shares issued; 36,882,041 shares outstanding, at June 30, 2016 and December 31, 2015)	4	4
Additional paid-in capital	108,847	108,237
Accumulated comprehensive loss	(600)	(196)
Retained earnings (accumulated deficit)	(100,153)	(97,236)
Treasury Stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity	7,618	10,329
Total liabilities and stockholders’ equity	$25,254	$29,718

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2016 and 2015

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$3,051	$4,054	$6,906	$7,136
Maintenance and content services	3,532	3,495	6,940	6,867
Professional services	2,128	1,791	3,531	4,646
Total Revenue	8,711	9,340	17,377	18,649
Cost of Revenue:
Products	1,757	2,400	3,880	4,055
Maintenance and content services	412	336	726	702
Professional services	1,462	1,413	2,667	3,313
Gain on long-term contract	-	(1,480)	-	(444)
Total Cost of Revenue	3,631	2,669	7,273	7,626
Gross Profit	5,080	6,671	10,104	11,023
Operating expenses:
Sales and marketing	2,034	2,365	3,896	4,705
General and administrative	3,076	4,707	6,289	9,117
Research and development	697	868	1,398	1,550
Depreciation and amortization	790	1,106	1,609	2,019
Total operating expenses	6,597	9,046	13,192	17,391
Operating loss	(1,517)	(2,375)	(3,088)	(6,368)
Other Income (Expense):
Gain on change in warrant liability	48	767	48	1,057
Interest (expense) and other income – net	129	(92)	383	(1,336)
Loss before income taxes and discontinued operations	(1,340)	(1,700)	(2,657)	(6,647)
Income tax expense	-	17	-	-
Total loss from continuing operations	(1,340)	(1,717)	(2,657)	(6,647)
Loss from discontinued operations, net of taxes	(260)	(1,004)	(260)	(2,976)
Net loss	(1,600)	(2,721)	(2,917)	(9,623)
Other comprehensive income (loss) -
Foreign currency translation adjustments	(292)	270	(404)	75
Total comprehensive loss	$(1,892)	$(2,451)	$(3,321)	$(9,548)
Net loss per share of Common Stock (basic and diluted):
Continuing operations	$(0.04)	$(0.07)	$(0.07)	$(0.35)
Discontinued operations	(0.01)	(0.04)	(0.01)	(0.16)
Net loss per share of Common Stock (basic and diluted):	$(0.05)	$(0.11)	$(0.08)	$(0.51)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	36,882,041	25,475,448	36,882,041	18,858,364

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

For the Six Months Ended June 30, 2016 and 2015

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,917)	$(9,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	2,159
Gain on change in warrant liability	(48)	(1,057)
Stock-based compensation	610	791
Non-cash loan origination fees	34	743
Non-cash consulting expense	-	240
Non-cash directors’ fees	31	31
Bad debt expense	-	464
Deferred tax expense	-	10
Changes in operating assets and liabilities:
Accounts receivable	1,910	6,027
Inventory	57	155
Other current assets	202	173
Other assets	10	(218)
Accounts payable	(793)	(2,262)
Accrued liabilities	(1,006)	(1,155)
Deferred revenue	223	(11)
Loss on long-term contract	(350)	(1,732)
Deferred rent and other liabilities	(182)	(350)
Net cash used in operating activities	(610)	(5,615)

Cash flows from investing activities
Purchases of property and equipment	(140)	(298)
Net cash used in investing activities	(140)	(298)

Cash flows from financing activities
Borrowings on line of credit, net	700	-
Proceeds from long-term debt	-	1,000
Conversion of preferred stock to common stock	-	(41)
Issuance of preferred stock, net of issuance costs	-	9,627
Net cash provided by financing activities	700	10,586

Effect of exchange rate changes on cash	(284)	84

Net increase (decrease) in cash and cash equivalents	(334)	4,757

Cash and cash equivalents, beginning of period	3,206	3,077

Cash and cash equivalents, end of period	$2,872	$7,834

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$105	$647
Cash paid during the period for income taxes	$77	$18

Non-cash Supplemental information:
Long-term notes payable paid thru issuance of preferred shares	$-	$15,000

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

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, and hardware accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Finished Goods	$611	$586
Raw Materials	357	469
Total	$968	$1,055

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•

Products

•

Maintenance and content services

•

Professional services

Product revenue

The Company recognizes revenue on product sales generally upon delivery of the product or customer acceptance, depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Maintenance and content services revenue

Maintenance support consists of software support and updates as well as hardware maintenance and repair. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content subscription services consist of providing customers live and customized news feeds.

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

Professional services revenue

Professional services consist primarily of project management, installation, training and custom creative services. Installation fees are contracted either on a fixed-fee basis or on a time-and-materials basis. For both fixed-fee and time-and materials contracts, the Company recognizes revenue using the percentage-of-completion method as services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue using the percentage-of-completion method as the Company performs the services.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the financial statements approximates fair value due to the short-term maturity of these instruments; the short term debt’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1,426 held in foreign countries as of June 30, 2016 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options and warrants, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at June 30, 2016 and 2015 were anti-dilutive.

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

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. Since July 1, 2015, the Company’s business operates as one business segment, Enterprise Solutions. Prior to July 1, 2015, the Company was comprised of two operating segments, Enterprise and Media. The CEO reviewed financial data that encompassed the Company’s Enterprise and Media revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it did not allocate operating expenses to each segment for purposes of calculating operating income, earnings before interest, income taxes, depreciation and amortization (“EBITDA”), or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Footnote 4, Discontinued Operations regarding the Company’s decision to exit the Media segment.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, providing guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standard, and to eliminate the previously differing treatment between United States practice and those of much of the rest of the world, as well as to enhance disclosures related to disaggregated revenue information. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year.  The Company will be required to apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

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

The Company had no incremental borrowings against the Revolving Facility during the three months ended June 30, 2016. At June 30, 2016, the Company had $1,100 in borrowings and $3,182 in unused availability under the Revolving Facility. At December 31, 2015, the Company had $400 in borrowings and $3,008 in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

3. Income Taxes

The Company is reporting a book loss for the three and six months ended June 30, 2016.  The Company reported a full valuation allowance against its net deferred U.S. income tax assets at June 30, 2016 and December 31, 2015.  All evidence and information available suggests that the Company will maintain the full valuation allowance in 2016.  Therefore, no income tax benefit was recorded for the three and six months ended June 30, 2016 U.S. pre-tax book loss. For the three months ended June 30, 2015, the $17 tax expense relates to foreign taxes.

4. Discontinued Operations

Due to ongoing losses, in 2015 the Company decided to exit its Media business.  This strategic shift was intended to allow the Company to focus on its core Enterprise digital signage business and to improve the Company’s overall margins and profitability. The Company exited these operations on July 1, 2015 and has not had any involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company has classified its Media operations as discontinued operations for financial reporting purposes in all periods presented except where specifically identified otherwise.

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party. On July 1, 2015, the Company completed the sale of its Media business to Global Eagle Entertainment (“GEE”). Under the terms of the agreement, the Company sold $2,334 of customer receivables, fixed assets, and prepaid assets offset by $3,482 of assumed and transferred liabilities such as accounts payable, accrued revenue share and agency fees, and accrued liabilities of Media in exchange for cash.  In addition, the transaction includes certain amounts paid into escrow in full support of future potential obligations and an earn-out.  The transaction resulted in an initial pre-tax gain of $2,340. As part of the transaction agreement, GEE assumed all existing partner revenue sharing agreements and their related minimum revenue sharing requirements and certain vendor contracts held by Media. In addition, $854 of certain asset and lease impairment charges, severance expenses, and transaction costs were incurred as part of the transaction and are reflected in the net loss from discontinued operations. Also, some employees of Media were transferred to GEE as part of the transaction agreement. The terms of the escrow required certain levels of performance related to a revenue sharing agreement and its related minimum revenue share requirements.  The Company did not meet the terms of the escrow and will not receive any additional funds.

The following table shows the results of operations of the Company’s discontinued operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$0	$2,472	$0	$3,955
Cost of Revenue	0	2,020	0	4,061
Operating Expenses	260	1,411	260	2,732
Operating Loss	(260)	(959)	(260)	(2,838)
Other expenses (income), net	0	45	0	138
Net loss from discontinued operations	$(260)	$(1,004)	$(260)	$(2,976)

The $260 operating expenses were incurred during the three months ended June 30, 2016 and were related to a lease impairment adjustment and final additional expenses for the discontinued operations of its Media business.  There are no assets nor liabilities of the Company’s discontinued operations at June 30, 2016 and December 31, 2015.

5. Equity Incentive Plan

On April 11, 2016, the Company cancelled the 850,000 vested options which were granted on August 13, 2013 and held by the Company’s chairman of the board. In addition, on April 11, 2016, the Company granted new equity awards under the Company’s 2013 Equity Incentive Plan to senior executives in two tranches, tranche A and tranche B.  The 960,000 tranche A stock options have a vesting base date of the employee’s start date, while the 740,000 tranche B stock options have a vesting base date of April 11, 2016. All the new options have an exercise price of $1.00 and a three year service requirement with 1/3 of the options vesting on the anniversary of the vesting base date, except in the case of the tranche A options granted to the Company’s chief executive officer, which vest monthly over a 36-month period beginning on July 22, 2014. In addition, all the new stock options have a 10-year term and the Black Scholes model was used to measure the fair value of the stock-based compensation awards. Also on April 11, 2016, the Company cancelled the 500,000 vested and unvested options that were granted on July 22, 2014 to the Company’s chief executive officer in connection with the issuance of the chief executive officer’s new tranche A and tranche B options. For accounting purposes, the transaction was treated as a modification of the original options resulting in $23 of amortization expense for the catch-up adjustment on the modification date.

The amortization expense associated with stock options during the three months ended June 30, 2016 and 2015 were $289 and $379, respectively. The amortization expense associated with stock options during the six months ended June 30, 2016 and 2015 were $610 and $791, respectively. The unamortized cost of the options at June 30, 2016 was $1,060, to be recognized over a weighted-average remaining life of 2.0 years.  At June 30, 2016, and December 31, 2015, 858,333 and 916,667 shares of options were exercisable, respectively. In addition, there was no intrinsic value associated with the options as of June 30, 2016. The weighted-average remaining contractual life of the options outstanding is 8.6 years.

6. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

	Six Months Ended June 30,
Region	2016	2015
North America	$11,524	$12,650
International:
United Kingdom	2,672	3,418
Europe	810	1,224
Middle East	1,901	1,102
Other	470	255
International	5,853	5,999
Total	$17,377	$18,649

The vast majority of the Company's long-lived assets are located in the United States.

7. Loss on Long-Term Contract

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

The Company continues to re-evaluate this loss contract status. During the first half of 2015, the Company reassessed its future revenue projections and operating costs for the remainder of the contract until it terminates on December 31, 2016.  Based on lower revenue and operating expense projections, the Company revised its loss contract estimates during the three and six months ended June 30, 2015, which resulted in a net gain of $1,480 and $444, respectively. The Company evaluated its loss contract estimates during the three and six months ended June 30, 2016, which resulted in no net change on the long-term contract.  At June 30, 2016, the remaining balance on the loss on long-term contract was $267.

8. Related Party Transactions

In August 2013, the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant"), an entity managed by Mr. Donald R. Wilson, a major stockholder. Under the agreement, the Consultant provided management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning.

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $960 when issued in August 2013. The value of the common stock is amortized over the term of the agreement. The amortized expense charged to operations for the three and six months ended June 30, 2016 were $0.  The amortized expense charged to operations for the three and six months ended June 30, 2015 was $120 and $240, respectively.  There was no unamortized value of the common stock at June 30, 2016 and at December 31, 2015.  Under the Agreement, which terminated in July 2015, the Consultant also received an annual services fee of $50.

The Company also has an agreement with a company owned by a board member under which it pays $10 a month for public relations services. Under this agreement the Company has incurred charges of $30 and $60 for the three and six months ended June 30, 2016, respectively, and charges of $31 and $62 for the three and six months ended June 30, 2015, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II.

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

We provide end-to-end digital signage solutions to power intelligent visual communication implementations for critical contact center, supply chain, employee communications, hospitality, retail and other applications, with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. These solutions are relied upon by approximately 73% of the North American Fortune 100 companies and thousands of overall customers in locations worldwide. Our installations deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments.

The RMG Media Networks business unit engaged elusive audience segments with relevant content and advertising delivered through digital place-based networks. These networks included the Media business. The Media business was a U.S.-based network focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment systems, on in-flight Wi-Fi portals and in private airport terminals. The network, which spanned almost all major commercial passenger airlines in the United States, delivered advertising to an audience of affluent travelers and business decision makers in a captive and distraction-free video environment. On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party, and on July 1, 2015, the sale of the Media business was completed.

Revenue

The Company derives its revenue as follows from three primary sources:

1.

Product sales:

•

Licenses to use its proprietary software products;

•

Proprietary software-embedded media players; and

•

Third-party flat screen displays and other third-party hardware.

2.

Maintenance and content services:

•

Product maintenance services; and

•

Subscription-based content services.

3.

Professional services:

•

Professional installation services;

•

Training services; and

•

Custom creative services

Revenue is recognized as outlined in “Critical Accounting Policies - Revenue Recognition” in the 2015 Form 10-K.

The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 93% and 94% of its sales in the first half of 2016 and 2015, respectively, while 7% and 6% of its sales were generated through resellers in the first half of 2016 and 2015, respectively. Outside North America, approximately 71% and 74% of first half sales were generated from the reseller channel in 2016 and 2015, respectively. Overall, approximately 72% and 76% of the Company’s global enterprise sales were derived from direct sales in the first half of 2016 and 2015, respectively, with the remaining 28% and 24% generated through indirect partner channels in the first half of 2016 and 2015, respectively.

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

Cost of Revenue

The cost of revenue associated with product sales consists primarily of the costs of media players, the costs of third-party flat screen displays and the operating costs of the Company’s assembly and distribution operations. The cost of revenue associated with professional services consists of the salary and related benefit costs of the Company’s employees, the travel costs of personnel providing installation, training, and custom content services, and costs associated with third-party installation services providers.  The cost of revenue of maintenance and subscription content services consists of the salary and related benefit costs of personnel engaged in providing maintenance and subscription content services and the annual costs associated with acquiring data from third-party content providers.

Operating Expenses

The Company’s operating expenses are comprised of the following components:

•

Sales and marketing expenses include salaries and related benefit costs of sales personnel, sales commissions, travel costs of sales and sales support personnel, and marketing and advertising costs.

•

Research and development (“R&D”) costs consist of salaries and related benefit costs of R&D personnel and expenditures to outside third-party contractors. To date, all R&D expenses have been expensed as incurred.

•

General and administrative expenses consist primarily of salaries and related benefit costs of executives, accounting, finance, administrative, and IT personnel. Also included in this category are other corporate expenses such as rent, utilities, insurance, professional service fees, office expenses, travel costs of general and administrative personnel and meeting expenses.

•

Depreciation and amortization expenses include depreciation of the Company’s office furniture, fixtures and equipment and amortization of intangible assets.

Trends in Operating Results

The Company is a leading global provider of enterprise-class digital signage solutions and as such, our operations are subject to factors that generally affect corporate budgets, including but not limited to general economic conditions, employment levels, business conditions, and global uncertainty.

Since the arrival of a new chief executive officer in July 2014, the Company has been executing a multi-year strategic turnaround plan that emphasized delivering new, innovative products and solutions, diversifying into select industry verticals, improving the effectiveness and productivity of its sales and marketing efforts, and implementing a cost rationalization effort. During late 2014, the Company introduced a number of new products and enhancements, increased its focus on solution areas that aligned with its data-intensive core competencies, and lowered operating costs by reducing headcount, closing underperforming geographies, and refocusing its marketing initiatives.

During 2015, the Company continued to make progress on its multi-year strategic turnaround plan by strengthening the executive leadership team, including hiring a new chief financial officer and North American sales leader, enhancing the breadth and depth of its suite of product offerings, continuing its targeted solution area focus such as supply chain and internal communications, improving the effectiveness and productivity of its sales organization, significantly reducing its cost structure, and divesting its non-core Media business.

The Company continued executing its strategic plan into the first half of 2016, as it further enhanced its product offerings and solution portfolio with a product development roadmap that worked toward addressing growing mobile demand and important data and analytics capabilities. The Company also further strengthened its management team with the addition of a new chief technical officer and global chief marketing & creative officer. In addition, the Company continued its solution area strategy to further penetrate the contact center space, as well as expand into the supply chain and internal communications spaces. The Company also continued its sales efficiency initiative by focusing on selling larger deals and expanding its third-party sales channels in North America to create incremental revenues opportunities without commensurate selling cost increases. Finally, the Company maintained a reduced level of operating costs to support its effort to achieve long-term sustainable profitability.

Revenues

Starting in 2015, the Company has seen a decrease in maintenance revenues primarily from the decision in 2014 to proactively “end-of-life” maintenance services on certain products; however, maintenance revenues have begun to stabilize, increasing on a year-over-year basis in 2016 as a result of various renewal initiatives. Since the first quarter of 2015, professional services revenue has varied greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues is largely dependent on the Company’s success in signing larger deals with significant professional services components. Also in 2016, the Company replaced the managing director leading its Europe and South East Asia markets and added new sales headcount to improve sales in those regions. Given the uncertainty in the United Kingdom and Europe as a result of the Brexit issue, revenue trends in that region remain uncertain. And finally, the macro-economic impact of continuing low oil prices in the Middle East, will likely have an impact on some customers electing to delay committed projects until oil prices begin to rise again.

Expenses

Since 2014, the Company has significantly reduced its overall cost structure as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, and reducing ineffective marketing initiatives. In 2016, the Company continues to maintain a strict focus on its operating expenses, while prudently investing in areas with a strong return potential such as research and development and its sales and marketing teams.

Results of Operations

Comparison of the three and six months ended June 30, 2016 and 2015

The following table summarizes the results of operations of the Company for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Chg	2016	2015	% Chg
Revenue	$8,711	$9,340	(6.7%)	$17,377	$18,649	(6.8%)
Cost of Revenue	3,631	2,669	36.0%	7,273	7,626	(4.6%)
Gross Profit	5,080	6,671	(23.8%)	10,104	11,023	(8.3%)
Operating Expenses -
Sales and marketing	2,034	2,365	(14.0%)	3,896	4,705	(17.2%)
General and administrative	3,076	4,707	(34.7%)	6,289	9,117	(31.0%)
Research and development	697	868	(19.7%)	1,398	1,550	(9.8%)
Depreciation and amortization	790	1,106	(28.6%)	1,609	2,019	(20.3%)
Total Operating Expenses	6,597	9,046	(27.1%)	13,192	17,391	(24.1%)
Operating Loss	(1,517)	(2,375)	36.1%	(3,088)	(6,368)	51.5%
Gain on change in warrant liability	48	767	(93.7%)	48	1,057	(95.5%)
Interest (expense) and other income - net	129	(92)	240.2%	383	(1,336)	128.7%
Loss before income taxes and discontinued operations	(1,340)	(1,700)	21.2%	(2,657)	(6,647)	60.0%
Income tax expense	-	17	(100.0%)	-	-	-
Net loss before discontinued operations	(1,340)	(1,717)	22.0%	(2,657)	(6,647)	60.0%
Loss from discontinued operations, net of taxes	(260)	(1,004)	74.1%	(260)	(2,976)	91.3%
Net Loss	$(1,600)	$(2,721)	41.2%	$(2,917)	$(9,623)	69.7%

Revenue

Revenue was $8,711 and $9,340 for the three months ended June 30, 2016 and 2015, respectively, a $629 or 6.7% decrease. Revenue was $17,377 and $18,649 for the six months ended June 30, 2016 and 2015, respectively, representing a $1,272, or 6.8%, decrease.  The following table summarizes the composition of the Company’s revenue for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
Revenue -
Products	$3,051	35.0%	$4,054	43.4%	$6,906	39.7%	$7,136	38.3%
Maintenance and content services	3,532	40.4%	3,495	37.4%	6,940	39.9%	6,867	36.8%
Professional services	2,128	24.4%	1,791	19.2%	3,531	20.3%	4,646	24.9%
Total	$8,711	$100.0%	9,340	$100.0%	$17,377	100.0%	$18,649	100.0%

Overall revenues are down as compared with the prior year second quarter and down slightly as compared to year to date results. Revenues derived from product sales for the three months ended June 30, 2016 decreased by $1,003, or 24.7%, as compared to the same period in 2015, primarily driven by decreased sales of proprietary hardware and software.  Revenues derived from product sales for the six months ended June 30, 2016 decreased by $230, or 3.2%, as compared to the same period in 2015. The Company has taken steps to seek to improve product sales by hiring new sales leadership and driving to improve sales productivity, pursue larger sales opportunities, and offer new solutions in supply chain and employee communications.

Revenues derived from maintenance and content service revenue for three months ended June 30, 2016 increased slightly by $37, or 1.1%, as compared to the same period in 2015.  Revenues derived from maintenance and content service revenue for the six months ended June 30, 2016 increased slightly by $73, or 1.1%, as compared to the same period in 2015.

Professional service revenue is impacted by the order mix in any given quarter as well as the realization rates from services performed during the quarter. In the three months ended June 30, 2016, professional services revenues increased by $337, or 18.8%, as compared to the same period in 2015, primarily driven by improved realization in our professional services organization. Professional services revenues for the six months ended June 30, 2016 decreased by $1,115, or 24.0% primarily driven by installation services performed during the first quarter of 2015 that were associated with the sale of a large customer solution made during the fourth quarter of 2014. These installation services remained in the backlog at December 31, 2014, until they were completed in the first quarter of 2015.

The following table sets forth the Company’s revenue on a geographic basis for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
Region	2016		2015
North America	$11,524	66.3%	$12,650	67.8%
International:
United Kingdom	2,672	15.4%	3,418	18.3%
Europe	810	4.7%	1,224	6.6%
Middle East	1,901	10.9%	1,102	5.9%
Other	470	2.7%	255	1.4%
Total International	5,853	33.7%	5,999	32.2%
Total	$17,377	100.0%	$18,649	100.0%

As noted in the above revenue assessment, the lower revenue for North America for the six months ended June 30, 2016 was due primarily to a decrease in professional services revenue in the first quarter of 2016 as compared to the first quarter of 2015. United Kingdom and European revenues decreased in 2016 as compared to 2015 due to both, lower product sales and professional services revenues. The weakening of the British pound sterling against the U.S. dollar in 2016 also had a negative foreign exchange impact on revenues. The Company increased its international focus in the Middle East, resulting in higher revenue in the first half of 2016.

Cost of Revenue

Cost of revenue totaled $3,631 and $2,669 for the three months ended June 30, 2016 and 2015, respectively. This $962, or 36.0%, increase in cost of revenue was primarily attributable to the $1,480 gain adjustment recorded in the second quarter of 2015 to the loss on long-term contract due to a reduction in operating expenses related to the long-term contract. Excluding this adjustment in 2015, cost of revenues for the three months ended June 30, 2016 was $518 lower than during the same period in 2015. The Company’s overall gross margin for the three months ended June 30, 2016 decreased to 58.3% from 71.4% for the same period in 2015, primarily due to the gain adjustment related to the loss on long-term contract. Without the gain adjustment on the loss on long-term contract, gross margin increased to 58.3% for the three months ended June 30, 2016 as compared to 55.6% for the three months ended June 30, 2015.

Cost of revenue totaled $7,273 and $7,626 for the six months ended June 30, 2016 and 2015, respectively. This $353, or 4.6%, decrease in cost of revenue was primarily attributable to the $1,480 gain adjustment recorded in the second quarter of 2015 to the loss on long-term contract due to a reduction in operating expenses related to the long-term contract. Excluding this adjustment in 2015, cost of revenues for the six months ended June 30, 2016 was $518 lower than during the same period in 2015. The Company’s overall gross margin for the six months ended June 30, 2016 decreased slightly to 58.1% from 59.1% for the same period in 2015, primarily due to the net $444 gain adjustment in 2015 related to the loss on long-term contract. Without the gain adjustment on the loss on long-term contract, gross margin improved to 58.1% for the six months ended June 30, 2016 as compared to 56.7% for the six months ended June 30, 2015.

Operating Expenses

Operating expenses totaled $6,597 and $9,046 for the three months ended June 30, 2016 and 2015, respectively. This $2,449, or 27.1% decrease in operating expenses is due to the concerted effort by management to bring operational expenses in line with our revenues.  Specifically, we note the following items:

•

Sales and marketing expenses were $331 lower for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to reductions in sales headcount and marketing expenses.

•

General and administrative expenses were lower by $1,631 in the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to reductions in headcount during the second half of 2015, and reduced outside service costs and professional fees.

•

Research and development expenses were $171 lower in the three months ended June 30, 2016 as compared to the same period in 2015, due to due to the timing associated with our development programs and reductions in headcount.

•

Depreciation and amortization was lower by $316 in the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to lower amortization expense.

Operating expenses totaled $13,192 and $17,391 for the six months ended June 30, 2016 and 2015, respectively. This $4,199, or 24.1% decrease in operating expenses is due to the concerted effort by management to bring operational expenses in line with our revenues.  Specifically we note the following items:

•

Sales and marketing expenses were $809 lower for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to reductions in sales headcount and marketing expense.

•

General and administrative expenses were lower by $2,828 in the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to reductions in headcount during the second half of 2015, the waived rights to receive any deferred salary accrued by the Company’s Executive Chairman effective February 29, 2016, reduced outside service costs and lower bad debt expense.

•

Research and development expenses were $152 lower in the six months ended June 30, 2016 as compared to the same period in 2015, due to the timing associated with our development programs and reductions in headcount.

•

Depreciation and amortization was lower by $410 in the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to lower amortization expense.

Warrant Liability

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The gain on change in warrant liability for the three months ended June 30, 2016 and 2015 was $48 and $767, respectively. The gain on change in warrant liability for the six months ended June 30, 2016 and 2015 was $48 and $1,057, respectively.

Interest and other – Net

Interest (expense) and other income - net for the three months ended June 30, 2016 and 2015 were $129 and $(92), respectively. This increase in income of $221 was primarily due to the impact from gain on currency exchange related to the strengthening of the U.S. dollar against the British pound sterling. Interest (expense) and other income - net for the six months ended June 30, 2016 and 2015 were $383 and $(1,336), respectively, a $1,719 income increase. The increase is primarily due to the combined impact from the reduction in interest expense when the Company’s long-term debt was eliminated in the first quarter of 2015, the write-off of $743 in loan origination fees on March 26, 2015 when the outstanding debt was converted into shares of the Company’s convertible preferred stock (see “–Liquidity and Capital Resources” below), and the foreign currency gain from the strengthening U.S. dollar against the British pound sterling.

Income Tax Expense

The income tax expense for the three months ended June 30, 2016 and 2015 was $0 and $17, respectively. There was no income tax expense for the six months ended June 30, 2016 and 2015, respectively. The Company had book net losses in the three and six months ended June 30, 2016 and 2015 with a full valuation allowance in 2016 and 2015.

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

In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7,500 (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. At June 30, 2016, the Company had $1,100 borrowed under the Revolving Facility and $3,182 in unused availability.

The Company has a history of operating losses and negative cash flow, including the Media Business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015 to reduce its operating costs and continues to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs.  At June 30, 2016, the Company’s cash and cash equivalents balance was $2,872. This includes cash and cash equivalents of $1,426 held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

If the Company fails to achieve the level of revenues it forecasts, or if expenses are greater than it forecasts, the Company could generate less cash flow than it has budgeted. If one or more of the preceding conditions occur, the Company’s cash and available Revolving Facility may not be sufficient to fund its operations and it may be required to obtain additional capital. In addition, the preceding conditions could result in non-compliance with one or more covenants under the Revolving Facility, which would require the Company to seek waivers or amendments to the Revolving Facility. The Company anticipates negotiating to amend certain financial covenants with the Bank. The Company believes, that with this amendment, the combination of cash and availability under its Revolving Facility provide adequate cash to operate the Company through at least the next twelve months.

The Company has generated and used cash inclusive of discontinued operations, as follows:

	Six Months Ended June 30,
	2016	2015
Operating cash flow	$(610)	$(5,615)
Investing cash flow	(140)	(298)
Financing cash flow	700	10,586
Total	$(50)	$4,673

Operating Activities

The decrease in cash from operating activities of $610 for the six months ended June 30, 2016 is primarily due to the company’s net loss of $2,917. The net loss is offset by the following non-cash items:

•

Non-cash expense for depreciation and amortization of $1,609

•

Non-cash stock-based compensation of $610

•

Non-cash amortization of loan origination fees of $34

•

Non-cash directors’ fees of $31

In addition, the following are the principal changes in assets and liabilities affected cash from operating activities during the period:

•

Accounts receivable decreased by $1,910 due to higher collection in the first six months of the year

•

Accounts payable decreased by $793 due primarily to increased payments of obligations from the first half of 2016 and lower operating expenses

•

Accrued liabilities decreased by $1,006 due primarily to increased payments of obligations and lower operating expenses in the first half of 2016

Investing Activities

The decrease in cash from investing activities of the Company of $140 during the six months ended June 30, 2016 was due to expenditures for property and equipment.

Financing Activities

The increase in cash provided by financing activities during the six months ended June 30, 2016 was due to $700 of proceeds borrowed under the Revolving Facility.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2016 and 2015, we incurred net losses from continuing operations of approximately $2,657 and $6,647, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may not be able to generate sufficient cash to service our debt obligations.

Effective November 2, 2015, the Borrowers entered into the Loan Agreement with the Bank, pursuant to which the Bank agreed to make the Revolving Facility available to the Borrowers in the principal amount of up to $7.5 million.  The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. Our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

While we currently believe that we have adequate liquidity to operate the Company through at least the next twelve months, taking into account the availability under the Revolving Facility, if we fail to achieve the level of revenues that we forecast, including as a result of an extended downturn or lower than expected demand for our products and services, we could generate less cash flow than we have budgeted. Under those circumstances, or if our expenses are greater than we forecast, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, our cash on hand and funds from operations may not be sufficient to fund our operations. If that were to occur, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

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

As widely reported, financial markets in the U.S., Europe and Asia have experienced extreme disruption since late 2008, and while there has been improvement in recent years, the worldwide economy remains fragile as uncertainty remains regarding when the economy will improve to historical growth levels. Any return to the conditions that existed during the recent recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy, sovereign credit concerns in Europe and the Middle East, the extended decline in crude oil prices and its effects on Middle Eastern economies and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

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

The vote by the U.K. electorate in favor of a U.K. exit from the E.U. could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the U.K. Government held an in-or-out referendum on the U.K.’s membership within the E.U. The referendum results favored a U.K. exit from the E.U. (“Brexit”) and, as a result a process of negotiation will determine the future terms of the U.K.’s relationship with the E.U.

If the Brexit occurs, we will likely face new regulatory costs and challenges, the scope of which are presently unknown.  Depending on the terms of Brexit, if any, the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth.  Such a decline could also make our doing business in Europe more difficult, which could delay new sales contracts and reduce the scope of such sales contracts.  The uncertainty of the outcome of the Brexit process could also have a negative impact on the U.K. and other European economies. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the U.K. and European economies.

Currency exchange rates in the British pound and the euro with respect to each other and the U.S. dollar have already been affected by Brexit.  As a significant portion of our revenues are derived from our U.K. operations, further exchange rate fluctuations could adversely affect our business, our results of operations and financial condition.

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

For the six months ended June 30, 2016, approximately 34% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

Our business could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or are perceived as being inadequate, to prevent data breaches, or by the application of consumer protection and data privacy and security laws generally.

In the course of our business, we collect certain personal information that may be considered personally identifiable information (“PII”).  Although we take measures to protect PII from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such PII.  In addition, third party vendors and business partners which in the course of our business receive access to PII that we collect also may not prevent data security breaches with respect to the PII we provide them or fully enforce our policies, contractual obligations, and disclosures regarding the collection, use, storage, transfer and retention of personal data.  The unauthorized access, acquisition or disclosure of PII could significantly harm our reputation, compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal liability.  A perception that we do not adequately secure PII could result in a loss of current or potential consumers and business partners, as well as a loss of anticipated revenues.  Our key business partners also face these same risks with respect to PII they collect and data security breaches with respect to such information could cause reputational hard to them and negatively impact our ability to offer our products and services through their platforms.

In addition, the rate of data privacy, security and consumer protection law-making is accelerating globally, and the interpretation and application of consumer protection and data privacy and security laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux.  It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practice in a manner adverse to our business.  As a result, our reputation may be harmed, we could incur substantial costs, and we could lose both customers and revenue.

Any failure by us, or our agents to comply with our privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others as well as resulting liability.

Our business could be adversely affected if our cybersecurity practices are inadequate to prevent unauthorized intrusions or theft of data.

We are at risk for interruptions, outages, and breaches of: (i) operational systems (including business, financial, accounting, product development, consumer receivables, data processing, or manufacturing processes); and/or (ii) our facility security systems.  Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of customers, employees or other; jeopardize the security of our facilities; and/or affect the performance of our customer-facing solutions.  A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception.  The techniques used by third parties change frequently and may be difficult to detect for long periods of time.  A significant cyber incident could impact production capability, harm our reputation and/or subject us to regulatory actions or litigation.

We are subject to risks related to our international operations.

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 34% and 32% of our revenue was derived from international markets in the three months ended June 30, 2016 and 2015, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

•

taxation issues;

•

the extended decline in crude oil prices and its effects on Middle Eastern and other economies;

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of June 30, 2016, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

As of June 30, 2016, Donald R. Wilson, Jr. and affiliated entities owned approximately 38% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 26% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

We intend to continue to monitor the bid price of our common stock. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance, including by carrying out a reverse stock split (which was approved at our 2016 annual meeting of stockholders), if necessary. A reverse stock split could have negative implications.

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

Date: August 12, 2016

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