Form 10-Q
period 2016-09-30
RMG Networks Holding Corp
filed 2016-11-03
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, 36,882,041 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

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

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(In thousands, except share and per share information)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,487	$3,206
Accounts receivable, net of allowance for doubtful accounts of $570 and $676, respectively	9,171	10,626
Inventory, net	602	1,055
Prepaid assets	772	1,154
Total current assets	12,032	16,041
Property and equipment, net	3,849	4,340
Intangible assets, net	7,332	8,988
Loan origination fees	72	123
Other assets	218	226
Total assets	$23,503	$29,718
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,080	$3,080
Accrued liabilities	3,497	4,236
Secured line of credit	1,100	400
Loss on long-term contract	92	616
Deferred revenue	7,457	7,507
Total current liabilities	14,226	15,839
Warrant liability	48	96
Deferred revenue – non-current	765	1,519
Deferred tax liabilities	17	18
Deferred rent and other	1,696	1,917
Total liabilities	16,752	19,389
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 37,182,041 shares issued; 36,882,041 shares outstanding, at September 30, 2016 and December 31, 2015)	4	4
Additional paid-in capital	108,994	108,237
Accumulated comprehensive income (loss)	(727)	(196)
Retained earnings (accumulated deficit)	(101,040)	(97,236)
Treasury stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity	6,751	10,329
Total liabilities and stockholders’ equity	$23,503	$29,718

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2016 and 2015

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Products	$4,174	$4,442	$11,080	$11,578
Maintenance and content services	3,534	3,375	10,475	10,242
Professional services	1,820	2,377	5,351	7,023
Total Revenue	9,528	10,194	26,906	28,843
Cost of Revenue:
Products	2,169	2,798	6,049	6,853
Maintenance and content services	161	367	887	1,069
Professional services	1,139	1,599	3,806	4,913
Loss (Gain) on long-term contract	-	-	-	(444)
Total Cost of Revenue	3,469	4,764	10,742	12,391
Gross Profit	6,059	5,430	16,164	16,452
Operating expenses:
Sales and marketing	2,239	2,191	6,135	6,896
General and administrative	3,287	3,876	9,576	12,994
Research and development	595	1,118	1,993	2,668
Depreciation and amortization	801	863	2,410	2,881
Total operating expenses	6,922	8,048	20,114	25,439
Operating loss	(863)	(2,618)	(3,950)	(8,987)
Other Income (Expense):
Gain on change in warrant liability	-	246	48	1,303
Interest (expense) and other income – net	3	(121)	386	(1,457)
Loss before income taxes and discontinued operations	(860)	(2,493)	(3,516)	(9,141)
Income tax expense	27	29	27	29
Loss from continuing operations	(887)	(2,522)	(3,543)	(9,170)
Loss from discontinued operations, net of taxes	-	(1,019)	(260)	(3,994)
Gain on sale of discontinued operations, net of taxes	-	2,340	-	2,340
Net loss	(887)	(1,201)	(3,803)	(10,824)
Other comprehensive income -
Foreign currency translation adjustments	(128)	(140)	(532)	(65)
Total comprehensive loss	$(1,015)	$(1,341)	$(4,335)	$(10,889)
Net loss per share of Common Stock (basic and diluted):
Continuing operations	$(0.02)	$(0.07)	$(0.10)	$(0.37)
Discontinued operations	-	0.04	(0.01)	(0.07)
Net loss per share of Common Stock (basic and diluted):	$(0.02)	$(0.03)	$(0.10)	$(0.43)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	36,882,041	36,882,041	36,882,041	24,932,277

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

For the Nine Months Ended September 30, 2016 and 2015

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,803)	$(10,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,410	3,024
Gain on sale of discontinued operations	-	(2,340)
Gain on change in warrant liability	(48)	(1,303)
Impairment of fixed assets	-	160
Stock-based compensation	757	1,197
Non-cash loan origination fees	52	742
Non-cash consulting expense	-	320
Non-cash directors’ fees	31	31
Bad debt expense	-	460
Deferred tax expense	-	7
Changes in operating assets and liabilities:
Accounts receivable	955	4,745
Inventory	416	249
Other current assets	330	88
Non-current deferred tax liabilities	-	(32)
Other assets	8	(293)
Accounts payable	(913)	(2,405)
Accrued liabilities	(706)	329
Deferred revenue	(521)	(579)
Loss on long-term contract	(524)	(1,840)
Deferred rent and other liabilities	(222)	(522)
Net cash used in operating activities	(1,778)	(8,786)

Cash flows from investing activities
Proceeds from sale of discontinued operations	-	1,190
Purchases of property and equipment	(288)	(356)
Net cash provided by (used in) investing activities	(288)	834

Cash flows from financing activities
Net borrowings on line of credit	700	-
Proceeds from long-term debt	-	1,000
Conversion of preferred to common stock	-	(41)
Issuance of preferred shares, net of issuance costs	-	9,627
Net cash provided by financing activities	700	10,586

Effect of exchange rate changes on cash	(353)	3

Net increase (decrease) in cash and cash equivalents	(1,719)	2,637

Cash and cash equivalents, beginning of period	3,206	3,077

Cash and cash equivalents, end of period	$1,487	$5,714

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

The composition of inventory at September 30, 2016 and December 31, 2015 was as follows:

(in thousands)	September 30, 2016	December 31, 2015
Finished Goods	$384	$586
Raw Materials	218	469
Total	$602	$1,055

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $0.7 million held in foreign countries as of September 30, 2016 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options and warrants, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at September 30, 2016 and 2015 were anti-dilutive.

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

2. Revolving Facility

Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.5 million (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) originally accrued on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

In connection with the closing of the Revolving Facility, the Borrowers paid the Bank a commitment fee of $38 thousand, and the Borrowers will be required to pay the Bank an additional commitment fee of $38 thousand on the first anniversary of the Effective Date. If the Borrowers terminate the Loan Agreement prior to the first anniversary of the Effective Date, the Borrowers will be required to pay the Bank a termination fee equal to 1% of the Revolving Facility, unless the Revolving Facility is replaced with a new facility from the Bank.

The Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property.  In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. On March 9, 2016, a Second Amendment to the Loan Agreement was executed which modified, effective February 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. On September 30, 2016, a Third Amendment to the Loan Agreement was executed which modified, effective September 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement, increased the floating per annum rate equal to either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied, and provides that the minimum EBITDA covenant levels for January 2017 and thereafter are to be determined in the future.

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

The Company had no incremental borrowings against the Revolving Facility during the three months ended September 30, 2016. At September 30, 2016, the Company had $1.1 million in borrowings and $2.4 million in unused availability under the Revolving Facility. At December 31, 2015, the Company had $0.4 million in borrowings and $3.0 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

3. Income Taxes

The Company is reporting a book loss for the three and nine months ended September 30, 2016.  The Company reported a full valuation allowance against its net deferred U.S. income tax assets at September 30, 2016 and December 31, 2015.  All evidence and information available suggests that the Company will maintain the full valuation allowance in 2016.  Therefore, no income tax benefit was recorded for the three and nine months ended September 30, 2016 U.S. pre-tax book loss. The $27 thousand tax expense relates to foreign taxes for the three and nine months ended September 30, 2016. The $29 thousand tax expense relates to foreign taxes for the three and nine months ended September 30, 2015.

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

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party. On July 1, 2015, the Company completed the sale of its Media business to Global Eagle Entertainment (“GEE”). Under the terms of the agreement, the Company sold $2.3 million of customer receivables, fixed assets, and prepaid assets offset by $3.5 million of assumed and transferred liabilities such as accounts payable, accrued revenue share and agency fees, and accrued liabilities of Media in exchange for cash.  In addition, the transaction included certain amounts paid into escrow in full support of future potential obligations and an earn-out.  The transaction resulted in an initial pre-tax gain of $2.3 million. As part of the transaction agreement, GEE assumed all existing partner revenue sharing agreements and their related minimum revenue sharing requirements and certain vendor contracts held by Media. In addition, $0.9 million of certain asset and lease impairment charges, severance expenses, and transaction costs were incurred as part of the transaction and are reflected in the net loss from discontinued operations. Also, some employees of Media were transferred to GEE as part of the transaction agreement. The terms of the escrow required certain levels of performance related to a revenue sharing agreement and its related minimum revenue share requirements.  The Company did not meet the terms of the escrow and will not receive any additional funds.

The following table shows the results of operations of the Company’s discontinued operations for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$5	$-	$3,960
Cost of Revenue	-	46	-	4,107
Operating Expenses	-	818	260	3,550
Operating Loss	-	(859)	(260)	(3,697)
Other expenses (income), net	-	160	-	297
Net loss from discontinued operations	$-	$(1,019)	$(260)	$(3,994)

The $0.3 million operating expenses incurred during the nine months ended September 30, 2016 were related to a lease impairment adjustment and final additional expenses for the discontinued operations of its Media business.  There are no assets nor liabilities of the Company’s discontinued operations at September 30, 2016 and December 31, 2015.

5. Equity Incentive Plan

On April 11, 2016, the Company cancelled the 850,000 vested options which were granted on August 13, 2013 and held by the Company’s chairman of the board. In addition, on April 11, 2016, the Company granted new equity awards under the Company’s 2013 Equity Incentive Plan to senior executives in two tranches, tranche A and tranche B.  The 960,000 tranche A stock options have a vesting base date of the employee’s start date, while the 740,000 tranche B stock options have a vesting base date of April 11, 2016. All the new options have an exercise price of $1.00 and a three year service requirement with 1/3 of the options vesting on the anniversary of the vesting base date, except in the case of the tranche A options granted to the Company’s chief executive officer, which vest monthly over a 36-month period beginning on July 22, 2014. In addition, all the new stock options have a 10-year term and the Black Scholes model was used to measure the fair value of the stock-based compensation awards. Also on April 11, 2016, the Company cancelled the 500,000 vested and unvested options that were granted on July 22, 2014 to the Company’s chief executive officer in connection with the issuance of the chief executive officer’s new tranche A and tranche B options. For accounting purposes, the transaction was treated as a modification of the original options resulting in $23 thousand of amortization expense for the catch-up adjustment on the modification date.

The amortization expense associated with stock options during the three months ended September 30, 2016 and 2015 were $0.1 million and $0.4 million, respectively. The amortization expense associated with stock options during the nine months ended September 30, 2016 and 2015 were $0.8 million and $1.2 million, respectively. The unamortized cost of the options at September 30, 2016 was $1.1 million, to be recognized over a weighted-average remaining life of 1.8 years.  At September 30, 2016 and December 31, 2015, 929,166 and 916,667 shares of options were exercisable, respectively. In addition, there was no intrinsic value associated with the options as of September 30, 2016. The weighted-average remaining contractual life of the options outstanding is 8.3 years.

6. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

(in thousands)	Nine Months Ended September 30,
Region	2016	2015
North America	$17,942	$18,826
International:
United Kingdom	4,272	5,682
Europe	1,246	1,286
Middle East	2,753	2,704
Other	693	345
International	8,964	10,017
Total	$26,906	$28,843

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

As a result, the Company recorded a $6.2 million loss on the long-term contract at September 30, 2014, which represented the amount it expected that the total minimum annual guarantees payable to the partner would exceed the revenue generated under the contract at that time. The loss on the long-term contract was recorded as follows:

Loss on Long-Term Contract	$4,130
Revenue reduction	2,070
Total	$6,200

The Company continues to re-evaluate this loss contract status. During the first half of 2015, the Company reassessed its future revenue projections and operating costs for the remainder of the contract until it terminates on December 31, 2016.  Based on lower revenue and operating expense projections, the Company revised its loss contract estimates during the nine months ended September 30, 2015, which resulted in a net gain of $0.4 million. The Company evaluated its loss contract estimates during the three and nine months ended September 30, 2016, which resulted in no net change on the long-term contract.  At September 30, 2016, the remaining balance on the loss on long-term contract was $92 thousand.

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

In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $1.0 million when issued in August 2013. The value of the common stock is amortized over the term of the agreement. The amortized expense charged to operations for the three and nine months ended September 30, 2016 were $0.  The amortized expense charged to operations for the three and nine months ended September 30, 2015 was $0.1 million and $0.3 million, respectively.  There was no unamortized value of the common stock at September 30, 2016 and at December 31, 2015.  Under the Agreement, which terminated in July 2015, the Consultant also received an annual services fee of $50 thousand.

The Company also has an agreement with a company owned by a board member under which it pays $10 thousand a month for public relations services which was renegotiated to $5 thousand a month starting August 2016. Under this agreement the Company has incurred charges of $21 thousand and $83 thousand for the three and nine months ended September 30, 2016, respectively, and charges of $32 thousand and $94 thousand for the three and nine months ended September 30, 2015, respectively.

The Company entered into a one year auto-renewing agreement with a company owned by an employee under which it receives flat fee of $5 thousand a month for content and marketing services. Under this agreement the Company has earned $15 thousand in revenue for the three and nine months ended September 30, 2016.

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

The Company provides end-to-end digital signage solutions to power intelligent visual communication implementations for critical contact center, supply chain, employee communications, hospitality, retail and other applications, with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. These solutions are relied upon by more than 50 of the North American Fortune 100 companies and thousands of overall customers in locations worldwide. Our installations deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments.

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

Custom creative services.

Revenue is recognized as outlined in “Critical Accounting Policies - Revenue Recognition” in the 2015 Form 10-K.

The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 89% and 90% of its sales in the first nine months of 2016 and 2015, respectively, while 11% and 10% of its sales were generated through resellers in the first nine months of 2016 and 2015, respectively. Outside North America, approximately 69% and 68% of sales were generated from the reseller channel in the first nine months of 2016 and 2015, respectively. Overall, approximately 73% and 69% of the Company’s global enterprise sales were derived from direct sales in the first nine months of 2016 and 2015, respectively, with the remaining 27% and 31% generated through indirect partner channels in the first nine months of 2016 and 2015, respectively.

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

Trends in Operating Results

The Company is a leading global provider of enterprise-class digital signage solutions and as such, its operations are subject to factors that generally affect corporate budgets, including but not limited to general economic conditions, employment levels, business conditions, and global uncertainty.

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

During 2015, the Company continued to make progress on its multi-year strategic turnaround plan by strengthening the executive leadership team, including hiring a new chief financial officer and North American sales leader, enhancing the breadth and depth of its suite of product offerings, continuing its targeted solution area focus such as supply chain and internal communications, improving the effectiveness and productivity of its sales organization, significantly reducing its cost structure, and divesting its non-core Media business. The Company continued executing its strategic plan in 2016, as it further enhanced its product offerings and solution portfolio with a product development roadmap that worked toward addressing growing mobile demand and important data and analytics capabilities. The Company also further strengthened its management team with the addition of a new chief technical officer and global chief marketing and creative officer. In addition, the Company continued its solution area strategy to seek to further penetrate the contact center space, as well as expand into the supply chain and internal communications spaces. The Company also continued its sales efficiency initiative by focusing on selling larger deals and expanding its third-party sales channels in North America to create incremental revenues opportunities without commensurate selling cost increases. Finally, the Company maintained a reduced level of operating costs to support its effort to achieve long-term sustainable profitability.

Revenues

Starting in 2015, the Company has seen a decrease in maintenance revenues primarily from the decision in 2014 to proactively “end-of-life” maintenance services on certain products; however, maintenance revenues have begun to stabilize, increasing on a year-over-year basis in the second and third quarters of 2016 as a result of various renewal initiatives. Since the first quarter of 2015, professional services revenue has varied greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues will be largely dependent on the Company’s success in signing larger deals with significant professional services components. Also in 2016, the Company replaced the managing director leading its Europe and South East Asia markets and added new sales headcount to seek to improve sales in those regions. Given the uncertainty in the United Kingdom and Europe as a result of Brexit, revenue trends in that region remain uncertain. And finally, the macro-economic impact of continuing low oil prices in the Middle East, will likely have an impact on some customers electing to delay committed projects until oil prices begin to rise again.

Expenses

Since 2014, the Company has significantly reduced its overall cost structure as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, and reducing ineffective marketing initiatives. In 2016, the Company continues to maintain a strict focus on its operating expenses, while investing in areas that the Company believes have a strong return potential such as research and development and its sales and marketing teams.

Results of Operations

Comparison of the three and nine months ended September 30, 2016 and 2015

The following table summarizes the results of operations of the Company for the three and nine months ended September 30, 2016 and 2015.

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Chg	2016	2015	% Chg
Revenue	$9,528	$10,194	(6.5%)	$26,906	$28,843	(6.7%)
Cost of Revenue	3,469	4,764	(27.2%)	10,742	12,391	(13.3%)
Gross Profit	6,059	5,430	11.6%	16,164	16,452	(1.8%)
Operating Expenses -
Sales and marketing	2,239	2,191	2.2%	6,135	6,896	(11.0%)
General and administrative	3,287	3,876	(15.2%)	9,576	12,994	(26.3%)
Research and development	595	1,118	(46.8%)	1,993	2,668	(25.3%)
Depreciation and amortization	801	863	(7.2%)	2,410	2,881	(16.3%)
Total Operating Expenses	6,922	8,048	(14.0%)	20,114	25,439	(20.9%)
Operating Loss	(863)	(2,618)	67.0%	(3,950)	(8,987)	56.0%
Expense (gain) on change in warrant liability	-	246	(100.0%)	48	1,303	(96.3%)
Interest (expense) and other income - net	3	(121)	102.5%	386	(1,457)	126.5%
Loss before income taxes and discontinued operations	(860)	(2,493)	65.5%	(3,516)	(9,141)	61.5%
Income tax expense	27	29	(6.9%)	27	29	(6.9%)
Net loss before discontinued operations	(887)	(2,522)	64.8%	(3,543)	(9,170)	61.4%
Loss from discontinued operations, net of taxes	-	(1,019)	100.0%	(260)	(3,994)	93.5%
Gain from sale of discontinued operations, net of taxes	-	2,340	0.0%	-	2,340	0.0%
Net Loss	$(887)	$(1,201)	26.1%	$(3,803)	$(10,824)	64.9%

Revenue

Revenue was $9.5 million and $10.2 million for the three months ended September 30, 2016 and 2015, respectively, a $0.7 million, or 6.5%, decrease. Revenue was $26.9 million and $28.8 million for the nine months ended September 30, 2016 and 2015, respectively, representing a $1.9 million, or 6.7%, decrease.  The following table summarizes the composition of the Company’s revenue for the three and nine months ended September 30, 2016 and 2015.

(in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
Revenue -
Products	$4,174	43.8%	$4,442	43.6%	$11,080	41.2%	$11,578	40.1%
Maintenance and content services	3,534	37.1%	3,375	33.1%	10,475	38.9%	10,242	35.5%
Professional services	1,820	19.1%	2,377	23.3%	5,351	19.9%	7,023	24.3%
Total	$9,528	$100.0%	10,194	$100.0%	$26,906	100.0%	$28,843	100.0%

Overall, total revenue for the three and nine months ended September 30, 2016 were down as compared to the same periods in 2015. Revenues derived from product sales for the three months ended September 30, 2016 decreased by $0.3 million, or 6.0%, as compared to the same period in 2015, primarily driven by decreased sales of proprietary and third party hardware in the Middle East market, slightly offset by increased software sales. Revenues derived from product sales for the nine months ended September 30, 2016 decreased by $0.5 million, or 4.3%, as compared to the same period in 2015, driven primarily by lower sales of proprietary and third party hardware in the United Kingdom market. The Company has taken steps to seek to improve product sales by hiring new sales leadership and driving to improve sales productivity, pursue larger sales opportunities, and offer new solutions in supply chain and employee communications.

Revenues derived from maintenance and content service contracts for the three months ended September 30, 2016 increased by $0.2 million, or 4.7%, as compared to the same period in 2015, primarily due to improved renewal billings.  Revenues derived from maintenance and content service contracts for the nine months ended September 30, 2016 increased by $0.2 million, or 2.3%, as compared to the same period in 2015, primarily due to improved renewal billings in the second and third quarters of 2016.

Professional service revenue is impacted by the sales mix and professional services employee utilization in any given quarter. In the three months ended September 30, 2016, professional services revenues decreased by $0.6 million, or 23.4%, as compared to the same period in 2015, primarily driven by fewer large projects in 2016. Professional services revenues for the nine months ended September 30, 2016 decreased by $1.7 million, or 23.8%, primarily driven by installation services performed during the first quarter of 2015 that were associated with the sale of a large customer solution made during the fourth quarter of 2014. These installation services remained in the backlog at December 31, 2014, until they were completed in the first quarter of 2015.

The following table sets forth the Company’s revenue on a geographic basis for the nine months ended September 30, 2016 and 2015.

(in thousands)	Nine Months Ended September 30,
Region	2016		2015
North America	$17,942	66.7%	$18,826	65.3%
International:
United Kingdom	4,272	15.9%	5,682	19.7%
Europe	1,246	4.6%	1,286	4.5%
Middle East	2,753	10.2%	2,704	9.4%
Other	693	2.6%	345	1.1%
Total International	8,964	33.3%	10,017	34.7%
Total	$26,906	100.0%	$28,843	100.0%

As noted in the above revenue assessment, the lower revenue for North America for the nine months ended September 30, 2016 was due primarily to a decrease in professional services revenue in the first quarter of 2016 as compared to the first quarter of 2015. United Kingdom revenues decreased in 2016 as compared to 2015 due to both lower product sales and professional services revenues. The weakening of the British pound sterling against the U.S. dollar in 2016 also had a negative foreign exchange impact on revenues.

Cost of Revenue

Cost of revenue totaled $3.5 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively. This $1.3 million, or 27.2%, decrease in cost of revenue was primarily attributable to a favorable sales mix with a higher proportion of software sales, and a combination of non-recurring credits to product and maintenance costs from a component manufacturer and resolution of a vendor billing matter. The lower cost of revenue and favorable revenue mix drove an overall gross margin for the three months ended September 30, 2016 of 63.6%, an increase from 53.3% for the same period in 2015.

Cost of revenue totaled $10.7 million and $12.4 million for the nine months ended September 30, 2016 and 2015, respectively. This $1.7 million, or 13.3%, decrease in cost of revenue included the $0.4 million gain adjustment recorded in the first half of 2015 to the loss on long-term contract from reducing operating expenses related to the long-term contract. Excluding this adjustment in 2015, cost of revenues for the nine months ended September 30, 2016 was $2.1 million lower than during the same period in 2015, primarily due to a favorable sales mix with a higher proportion of software sales, lower costs on proprietary hardware, lower warehousing and distribution costs, and non-recurring credits in the third quarter of 2016 to product and maintenance costs from a component manufacturer and resolution of a vendor billing matter. The Company’s overall gross margin for the nine months ended September 30, 2016 increased to 60.1% from 57.0% for the same period in 2015, which included the non-recurring vendor credits in the third quarter of 2016 and the net $0.4 million gain adjustment in 2015 related to the loss on long-term contract. Without these adjustments, gross margin improved to 59.2% for the nine months ended September 30, 2016 as compared to 55.5% for the nine months ended September 30, 2015.

Operating Expenses

Operating expenses totaled $6.9 million and $8.0 million for the three months ended September 30, 2016 and 2015, respectively. This $1.1 million, or 14.0% decrease in operating expenses is due to the concerted effort by management to bring operational expenses in line with our revenues.  Specifically, we note the following items:

•

General and administrative expenses were lower by $0.6 million in the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to reductions in headcount and reduced outside service costs.

•

Research and development expenses were $0.5 million lower in the three months ended September 30, 2016 as compared to the same period in 2015, due to the timing associated with our development programs and reductions in headcount.

Operating expenses totaled $20.1 million and $25.4 million for the nine months ended September 30, 2016 and 2015, respectively. This $5.3 million, or 20.9% decrease in operating expenses is due to the concerted effort by management to bring operational expenses in line with our revenues.  Specifically, we note the following items:

•

Sales and marketing expenses were $0.8 million lower for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to reductions in sales headcount and marketing expense.

•

General and administrative expenses were lower by $3.4 million in the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to reductions in headcount during the second half of 2015, the waived rights to receive any deferred salary accrued by the Company’s executive chairman effective February 29, 2016, reduced outside service costs and professional fees, and lower bad debt expense.

•

Research and development expenses were $0.7 million lower in the nine months ended September 30, 2016 as compared to the same period in 2015, due to the timing associated with our development programs and reductions in headcount.

•

Depreciation and amortization was lower by $0.5 million in the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to lower amortization expense.

Warrant Liability

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. There was no change in the warrant liability for the three months ended September 30, 2016 as compared to the $0.2 million gain on change in warrant liability for the same period in 2015. The gain on change in warrant liability for the nine months ended September 30, 2016 and 2015 was $48 thousand and $1.3 million, respectively.

Interest and other – Net

Interest (expense) and other income - net for the three months ended September 30, 2016 and 2015 were $3 thousand and $(0.1) million, respectively. This increase in income of $0.1 million was primarily due to the impact from gain on currency exchange related to the strengthening of the U.S. dollar against the British pound sterling. Interest (expense) and other income - net for the nine months ended September 30, 2016 and 2015 were $0.4 million and $(1.5) million, respectively, a $1.9 million income increase. The increase is primarily due to the combined impact from the reduction in interest expense when the Company’s long-term debt was eliminated in the first quarter of 2015, the write-off of $0.7 million in loan origination fees on March 26, 2015 when the outstanding debt was converted into shares of the Company’s convertible preferred stock (see “–Liquidity and Capital Resources” below), and the foreign currency gain from the strengthening U.S. dollar against the British pound sterling.

Income Tax Expense

The income tax expense for the three months ended September 30, 2016 and 2015 was $27 thousand and $29 thousand, respectively. Income tax expense for the nine months ended September 30, 2016 and 2015 was $27 thousand and $29 thousand, respectively. The Company had book net losses in the three and nine months ended September 30, 2016 and 2015 with a full valuation allowance in 2016 and 2015.

Liquidity and Capital Resources

At December 31, 2014, the Company had outstanding debt of $14.0 million under its Credit Agreement, dated April 19, 2013 (as subsequently amended, the “Senior Credit Agreement”) to which the Company and certain subsidiaries were a party. This debt represented the remaining balance of the borrowings the Company made in connection with the acquisition of Symon in 2013 and the additional funds borrowed during the year. An additional $1.0 million was borrowed over the course of the first quarter of 2015, such that on March 26, 2015 there was $15.0 million outstanding under the Senior Credit Agreement. On March 26, 2015, the Company issued and sold an aggregate of 249,999.99 shares of newly-designated Series A convertible preferred stock at a price per share of $100.00 (the “Financing”), discharging, on a dollar-for-dollar basis $15.0 million in principal amount owed to the lenders (the “Lenders”) under the Senior Credit Agreement. In addition, simultaneously with the closing of the Financing, the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated and the Company retained net cash proceeds of $9.6 million to use for ongoing operations.

The Company has a history of operating losses and negative cash flow, including the Media business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015 to reduce its operating costs and continues to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs.  In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.0 million (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the amended Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. At September 30, 2016, the Company had $1.1 million borrowed under the Revolving Facility and $2.4 million in unused availability. At September 30, 2016, the Company’s cash and cash equivalents balance was $1.5 million. This includes cash and cash equivalents of $0.7 million held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

The Company continues to analyze its liquidity to ensure it is able to execute its planned operations. During the third quarter of 2016, the Company has amended certain financial covenants with the Bank and on October 11, 2016, filed a “shelf” registration statement on Form S-3 with the SEC to allow the Company to quickly seek to raise additional equity capital through a variety of structures in the public markets. Through the combination of the Company’s cash and availability under the Revolving Facility, ability to seek to raise new capital in the short term, and its current forecasts, the Company believes it should have adequate cash to operate the Company through at least the next twelve months. However, if the Company is unable to achieve its forecasts, increase its revenues or decrease its operating expenses from recent historical run-rate levels, fails to meet any of the financial covenants in the Revolving Facility and is unable to obtain a waiver or an amendment from the Bank to allow it to continue to borrow under the Revolving Facility, or is unable to raise additional equity capital within the next twelve months, the Company may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in its business, or seek additional financing. There is no assurance, however, that the Company will be able to raise additional capital or obtain additional financing on commercially reasonable terms or at all.

The Company has generated and used cash inclusive of discontinued operations, as follows:

(in thousands)	Nine Months Ended September 30,
	2016	2015
Operating cash flow	$(1,778)	$(8,786)
Investing cash flow	(288)	834
Financing cash flow	700	10,586
Total	$(1,366)	$2,634

Operating Activities

The decrease in cash from operating activities of $1.8 million for the nine months ended September 30, 2016 is primarily due to the Company’s net loss of $3.8 million. The net loss is offset by the following non-cash items:

•

Non-cash expense for depreciation and amortization of $2.4 million

•

Non-cash stock-based compensation of $0.8 million

•

Gain on change in warrant liability of $48 thousand

•

Non-cash amortization of loan origination fees of $52 thousand

•

Non-cash directors’ fees of $31 thousand

In addition, the following are the principal changes in assets and liabilities that affected cash from operating activities during the nine months ended September 30, 2016:

•

Accounts receivable decreased by $1.0 million due to improved collections and lower sales as compared to the same period last year

•

Accounts payable decreased by $0.9 million due primarily to increased payments of obligations and lower operating expenses

•

Inventory decreased by $0.4 million as the Company improved demand forecasting and inventory management

•

Accrued liabilities decreased by $0.7 million, primarily due to increased payments of obligations and lower operating expenses

•

Deferred revenue decreased by $0.5 million due primarily to maintenance revenues exceeding the rate maintenance contract values were added

Investing Activities

The decrease in cash from investing activities of $0.3 million during the nine months ended September 30, 2016 was due to expenditures for property and equipment.

Financing Activities

The increase in cash provided by financing activities during the nine months ended September 30, 2016 was due to $0.7 million of proceeds borrowed under the Revolving Facility in the first quarter of 2016.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

An investment in our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-Q, including our historical financial statements and related notes included herein.  The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses or operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business

We have a history of incurring significant net losses, and our future profitability is not assured.

For the nine months ended September 30, 2016 and 2015, we incurred net losses from continuing operations of approximately $3.5 million and $9.2 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

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

As of September 30, 2016, we had approximately $1.1 million in outstanding indebtedness under the Revolving Facility, and approximately $2.4 in unused availability under the Revolving Facility. Unless we are able to increase our revenues or decrease our operating expenses from recent historical run-rate levels, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we expect that we will need to obtain additional capital within the next twelve months to fund our planned operations. Under those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our future prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

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

For the nine months ended September 30, 2016, approximately 33% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 33% and 35% of our revenue was derived from international markets in the nine months ended September 30, 2016 and 2015, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of September 30, 2016, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

As of September 30, 2016, Donald R. Wilson, Jr. and affiliated entities owned approximately 38% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 26% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We have received a delisting notice from Nasdaq and there can be no assurance that our securities will continue to be listed on Nasdaq.

On September 19, 2016 we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with a period of 180 calendar days from September 20, 2016 to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days.  If at any time before that date, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the price requirement. If we do not regain compliance prior to the expiration of such 180 day period, an additional 180 days may be granted to regain compliance so long as we meet the Nasdaq Capital Market initial listing criteria (other than the minimum bid price requirement). We intend to continue to monitor the bid price of our common stock. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance. We have received approval from our stockholders to carry out a reverse stock split, if deemed appropriate by our board of directors; however, a reverse stock split could have negative implications. Such a reverse stock split must be completed by December 21, 2016 or we would need to again seek stockholder approval.  We cannot assure you that we will be able to demonstrate compliance by March 20, 2017, in which case our common stock may then be subject to delisting.

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

We may issue additional shares of our common stock or other equity securities, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

We may finance the execution of our business plan or generate additional working capital through additional equity financings. Therefore, subject to the rules of the SEC and Nasdaq, we may issue additional shares of our common stock, preferred stock, warrants and other equity securities of equal or senior rank, with or without stockholder approval, in a number of circumstances from time to time. The issuance by us of shares of our common stock, preferred stock, warrants or other equity securities of equal or senior rank may have the following effects:

•

a decrease in the proportionate ownership interest in us held by our existing stockholders;

•

the relative voting strength of each previously outstanding share of common stock may be diminished; and

•

the market price of our common stock or warrants may decline.

In addition, outstanding warrants to purchase an aggregate of 9,649,318 shares of common stock are currently exercisable. These warrants would only be exercised if the $11.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.      Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Third Amendment to the Loan And Security Agreement, dated September 30, 2016 (4)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on October 5, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Chief Financial Officer (principal financial officer)

Date: November 3, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Third Amendment to the Loan And Security Agreement, dated September 30, 2016 (4)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on October 5, 2016.