Form 10-K
period 2016-12-31
RMG Networks Holding Corp
filed 2017-03-02
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2016, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $0.97 closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $15.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 2, 2017, there were 44,623,949 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2016, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

Unless the context otherwise requires, when we use the words the “Company,” “RMG”, “RMG Networks,” “we,” “us,” or “our Company” in this Form 10-K, we are referring to RMG Networks Holding Corporation, a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to RMG Networks Holding Corporation.

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	our history of incurring significant net losses and limited operating history;

•	the ability to maintain our Nasdaq listing;

•	the risk that any projections, including earnings, revenues, expenses, margins or any other financial items are not realized;

•	business development activities, including our ability to contract with, and retain, customers on attractive terms;

•	the competitive environment in the markets in which we operate;

•	success in retaining or recruiting, or changes required in, our management and other key personnel;

•	the potential liquidity and trading of our securities;

•	our ability to raise additional capital, if needed, on satisfactory terms, or at all;

•	the general volatility of the market price of our common stock;

•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act); and

•	changing legislation and regulatory environments;

•	general economic conditions.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. You should be aware

ii

that the occurrence of the events described in the “Risk Factors” section and elsewhere in this Form 10-K could have a material adverse effect on us.

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

iii

PART I

Item 1.     Business

Overview

RMG goes beyond traditional communications to help businesses increase productivity, efficiency, and engagement through intelligent digital signage messaging. By combining leading software, hardware, business applications, and services, we offer a single point of accountability for integrated data visualization and real-time performance management. We are headquartered in Addison, Texas, with additional offices in the United States, United Kingdom and the United Arab Emirates.

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

History

We were incorporated in Delaware on January 5, 2011 as a “blank check company” for the purpose of effecting a business combination with one or more businesses. On April 8, 2013, we consummated the acquisition of RMG Networks Holdings, Inc., f/k/a Reach Media Group Holdings, Inc. (“Reach Media Group”), which became our Media business, pursuant to a merger agreement, dated as of January 11, 2013, as amended. On April 19, 2013, we consummated the acquisition of RMG Enterprise Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”), which became our Enterprise Solutions business, pursuant to a merger agreement, dated as of March 1, 2013. As a result of the Reach Media Group and Symon acquisitions, Reach Media Group and Symon became our subsidiaries, and the businesses and assets of Reach Media Group, Symon and their subsidiaries became our only operations. Symon was considered to be our predecessor for accounting purposes. On July 1, 2015, we sold the assets of our Airline Media Network to an unaffiliated third party, effectively exiting what were the legacy operations of our Media business.

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

As digital signage systems have evolved, they have become more cost effective and are able to provide richer media content. The initial costs of planning and deploying digital signage infrastructure have dropped, reducing a significant barrier to growth. Today’s solutions support remote manageability, energy efficiency and the ability to process and blend rich media content. We believe customers are increasingly recognizing the flexibility and cost-effectiveness digital signage can provide compared to other forms of communication.

A key market driver that is dramatically impacting the traditional digital signage industry and driving increased utilization of digital signage solutions is a demand for real-time information. Because of increased technology enablement, both organizations and individual consumers expect information to be more available and timely. Digital signage solutions are increasingly providing organizations with multiple ways of distributing and collecting data in real time, often in an interactive manner.

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us for continued growth:

We provide dynamic “real time” business data visualization. Differentiated from digital signage solutions that only offer the capability to place a set loop of content onto one or a few display endpoints, we offer solutions to dynamically visualize critical business data and content that help companies track and measure their operations or communicate with target audiences more efficiently and effectively. Our technology platform and integrated solutions can interface with a customers’ disparate business systems, assemble data, apply business logic and display the output in real-time on thousands of end points across a global network.

Our products can be easily adapted to satisfy a wide array of customer applications.  Our solutions encompass a full array of key consumer-facing, corporate and advertising network types. We believe our solutions add significant value and provide a definable return on investment across a diverse set of business applications such as real-time reporting and alerting for contact centers, supply chain warehousing and manufacturing. Other enterprise uses include company news and “real time” information for employee or corporate communications. Our products are also commonly used in public-facing environments, such as retail operations, hotels, convention centers, hospitals, universities, casinos and government facilities. Our enterprise software suite incorporates leading network security features and is both robust and scalable. Our solutions meet the requirements of many of the largest financial services and telecommunications companies in the United States. Our data-integration components ensure that nearly any external source can be leveraged in a solution, including databases, telephony, interactive kiosks, POS, RSS and web content, among others.

We offer comprehensive, configurable solutions and not just individual solution components.  One key to our market leadership is our robust software suite that offers flexibility for nearly any client application. This includes installations ranging from a single display to many hundreds or even thousands of end-points. This platform allows us to build, manage, maintain and monetize comprehensive visual communication solutions for our customers. To accomplish this, we approach the market with a full complement of integrated ready-to-use technologies, including our proprietary software and software-embedded appliances, and a wide range of proprietary and third-party flat screen displays, kiosks, video walls, mobile devices and other digital signage endpoints. We also provide a wide range of professional services including installation and training, software and hardware maintenance and support, and creative content. We are typically the prime source globally for technical resources for implementations that feature our proprietary software and software-embedded appliances. We maintain strong customer support groups in the United States and internationally offering around-the-clock client support. In addition, we have a full-time global team of content writers, video producers, graphic designers and editors who develop both original and subscription content as required by customers.

We are trusted by some of the largest organizations in the world.  Some of the largest and most demanding organizations, including a majority of Fortune 100 companies, count on our solutions every day to inform, educate and motivate their employees and customers and to build their brands. Because of our product’s ability to integrate with mission critical software applications, our solution is required to pass a higher level of security testing. We have found that add-on sales opportunities and customer longevity are very high when our hardware and software have been authorized by customers to work behind their firewalls. Being a trusted solution provider to large multi-national corporations also affords us the opportunity to efficiently cross sell throughout a customer’s global footprint and sell solutions for additional application areas into a single organization.

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

Growth Strategy

Our growth strategy is to leverage and continue to build upon our past successes including through the following:

Expanding our installed customer footprint.  We have identified and are pursuing numerous opportunities to expand our customer base, including:

•	Driving technology innovation and launching new solutions, applications and products that provide increasing value to our customers.

•	Selling additional solutions to our large, multi-national customers and expanding the geographies in which these customers use our solutions.

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

•	Developing additional reseller channels and strategic partners who are “best in class” in their specific industries to supplement our direct sales efforts.

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

Enterprise Server (“ES”) is a robust software application server used to collect content from various application and other data sources, organize the content according to business rules and distribute the content to a variety of end-points, including our proprietary media players, PCs and mobile devices. Our data collectors, collectively called portal services, connect ES with customers’ enterprise applications to retrieve real-time data. Our data collectors give us a distinct advantage by being able to deliver solutions more quickly, less expensively and with higher quality than the competition.

Media Players/Smart Digital Appliances (“SDA”) are media players with our software pre-loaded that function as the content storage and rendering hardware between our ES content engine and the visual display end-points (LED displays, HD TVs or PCs). SDAs “pull” content and content rules and parameters from ES and then render the content on the displays according to established rules and layouts.

Design Studio (“DS”) is a software offering that is either a full-function application installed on the client’s PC (DS) used to design the look, feel, function and timing of how content is played on end-point displays. The software features a set of pre-designed templates that can be combined with external content feeds that are provided by us or other external content providers.

InView™ software is a fully integrated internal communications software product delivering real-time business data and other content across all employee devices, including desktop, laptop, mobile and tablet. InView is a messaging platform that enables real time communication of rich media, including business data, to all or a subset of connected corporate users. Automatic message delivery ensures employees are aware of critical events, for example call volumes spikes or emergency weather conditions, allowing them to quickly respond with appropriate actions to exceed established company goals.

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

Electronic Displays (“ED”) include a line of displays designed by us, such as door displays that are architected to work seamlessly with our content management software. We also offer a large portfolio of third-party displays from some of the most recognizable brands in screen and electronic display technology.

MAX LED (“MAX”) includes a line of customizable LED display solutions for indoor and outdoor market applications. RMG’s MAX series offers full custom LED solution that scale to HD-quality image support, 4K and beyond, in addition to delivering embedded audio, energy efficiency, low heat emissions and an industry-leading 1.2mm pixel pitch. RMG MAX LED visual solutions integrate with RMG’s current software and creative content media players to further leverage the strength of existing platforms.

Global Sales Model

We sell products and services through a worldwide professional sales force, as well as through a select group of resellers and local partners. In North America, approximately 92% of sales were generated solely by our sales team, with approximately 8% through resellers in the year ended December 31, 2016. Outside of the United States, the situation is reversed, with approximately 66% of sales coming from the reseller channel. Overall, approximately 75% of global sales were derived from direct sales, with the remaining 25% generated through indirect partner channels.

Our global sales team includes approximately 41 sales representatives and sales support staff as of December 31, 2016. The sales representatives each have multiple years of specific experience in selling complex enterprise technology solutions. The sales team is supported in the pre-sales process by a team of highly skilled subject matter experts and sales engineers, who help to present solutions that meet each customer’s specific needs. In general, the sales compensation structure for the sales staff is approximately half base salary and half commissions. The amount of payment of commissions is dependent on representatives reaching their quarterly and annual sales objectives. In addition, commissions are modified by the overall profitability of the mix of products that are sold. Our resellers globally are generally supported by one or more of our sales team members to assist them with proposing unique solutions for clients and prospects.

Customers

Customers around the world purchase our enterprise communication solutions including software, hardware and services. For larger customers, a master services agreement is individually negotiated when necessary. Upon approval of the customer’s or reseller’s credit, customers purchase a solution which includes licensed software, hardware, installation services, training services, maintenance services and/or content services. Maintenance and content services are sold on an annualized basis, creating an annuity income stream and a close business relationship. Our resellers purchase products and services from us to resell to their clients. In general, we assist resellers with installation, training services and on-going support in partnership with our resellers.

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

We compete with a broad range of companies, including local, national and international organizations. Some competitors offer a range of products and services; others offer only a single part of the overall digital signage solution. Though our direct competitors are numerous, diverse and vary greatly in size, we view our principal competitors as Cisco, Samsung, Broadsign, Four Winds Interactive, Inova, Janus Displays, John Ryan & Associates, Nanonation, Navori, S.A., Scala, Stratacache, Nanolumens and Visix.

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

Employees

As of December 31, 2016, we had 161 global employees, with 113 in our North American operations and 48 employees in our international operations. Our U.S. employees are not covered by any collective bargaining units and we have never experienced a work stoppage in the U.S. Our international employees are also not covered by any national union contracts.

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

As of December 31, 2016, we had four issued patents expiring between 2019 and 2023 in the United States. None of these patents are material to our business. We cannot ensure that any future patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties could claim invalidity or co-inventorship, or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention, and resources, damage our reputation and brand and substantially harm our business.

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

Government Regulation

We are subject to varied federal, state and local government regulation in the jurisdictions in which we conduct business, including tax laws and regulations relating to our relationships with our employees, public health and safety, zoning, and fire codes. We operate each of our offices, and distribution operations in accordance with standards and procedures designed to comply with applicable laws, codes and regulations.

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

For the years ended December 31, 2016 and 2015, we incurred total losses from continuing operations of approximately $4.5 million and $10.1 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may not be able to generate sufficient cash to service our debt obligations.

Effective November 2, 2015, we entered into a Loan Agreement with Silicon Valley Bank pursuant to which we may borrow the principal amount of up to $7.5 million from time to time under a revolving credit facility (the “Revolving Facility”).  The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. When we have a balance outstanding, our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Likewise, when we have a balance outstanding, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, we had cash and cash equivalents of $5.1 million, including 1.0 million held in bank accounts of our subsidiaries located outside the United States, approximately $1.3 million in outstanding indebtedness under the Revolving Facility, and approximately $1.0 million in unused availability under the Revolving Facility. If we are unable to increase our revenues or decrease our operating expenses to meet our operating plan, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we may need to obtain additional capital within the next twelve months to fund our planned operations. Under those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our future prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

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

As widely reported, financial markets in the U.S., Europe and Asia experienced extreme disruption in 2008 and 2009. While there has been improvement in recent years, the worldwide economy remains fragile as uncertainty remains regarding when each global region’s economy will improve to historical growth levels. In addition, political changes in the United States, the United Kingdom and other nations, including the probability of Brexit, contribute to economic uncertainty. Any return to the conditions that existed during the 2008-2009 recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy, sovereign credit concerns in Europe and the Middle East, the extended decline in crude oil prices and its effects on Middle Eastern economies and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

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

On June 23, 2016, the U.K. Government held an in-or-out referendum on the U.K.’s membership within the E.U. The referendum results favored a U.K. exit from the E.U. (“Brexit”) and, barring a decision by Parliament to remain in the E.U., a process of negotiation will determine the future terms of the U.K.’s relationship with the E.U.

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

For the year ended December 31, 2016, approximately 31% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

We transmit the majority of the content that we provide to our customers using Internet connectivity supplied by a variety of third-party network providers. If we experience failures or limited network capacity, we may be unable to maintain programming commitments. Problems with data transmission may be due to hardware failures, operating system failures or other causes beyond our control. In addition, there are a limited number of Internet providers with whom we could contract, and we may be unable to replace our current providers on favorable terms, if at all. If the transmission of data to our customers becomes unavailable, limited due to bandwidth constraints or is interrupted or delayed because of necessary equipment changes, our customer relationships and our ability to obtain revenues from current and new customers could suffer.

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

The content we distribute to customers may expose us to liability.

We provide or facilitate the distribution of content for our customers. This content is procured from third-parties and can include news, weather, sports and stock information as well as other types of media content. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 31% and 38% of our revenue was derived from international markets in the years ended December 31, 2016 and 2015, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of December 31, 2016, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

We depend on key executive management and other key personnel, and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

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

In the past, we have grown our businesses in part through acquisitions. For example, AFS Message-Link and Dacon, Ltd. are companies that Symon purchased in 2006 and 2008, respectively. AFS Message-Link allowed Symon to enter the hospitality digital markets as a key industry participant, and Symon’s acquisition of Dacon, a company based in the United Kingdom, expanded Symon’s contact center market presence and its base of large resellers. As part of our business strategy, we may make future acquisitions of, or investments in, technologies, products and businesses that we believe could complement or expand our business, enhance our technical capabilities or offer growth opportunities. However, we may be unable to identify suitable acquisition candidates in the future or make these acquisitions on a commercially reasonable basis, or at all. In addition, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that do not come to fruition. These resources could otherwise be spent on our own customer development, marketing and customer sales efforts and research and development.

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

As of December 31, 2016, Donald R. Wilson, Jr. and affiliated entities beneficially owned approximately 41% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 22% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We have received a delisting notice from Nasdaq and there can be no assurance that our securities will continue to be listed on Nasdaq.

On September 19, 2016 we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with a period of 180 calendar days from September 20, 2016 to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days.  If at any time before that date, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the price requirement. If we do not regain compliance prior to the expiration of such 180 day period, an additional 180 days may be granted to regain compliance so long as we meet the Nasdaq Capital Market initial listing criteria (other than the minimum bid price requirement). We intend to continue to monitor the bid price of our common stock, and to seek an additional 180 days to regain compliance if necessary. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance. We cannot assure you that we will be able to demonstrate compliance within the allotted compliance period, including any extension that may be granted by Nasdaq, in which case our common stock may then be subject to delisting.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters is located in a facility in Addison, a suburb of Dallas, Texas, with approximately 31,255 rentable square feet. In the United States, we also lease office space in Pittsford, New York.

Our EMEA (Europe, Middle East & Asia) operations are based in our leased offices located in and around London, England, with a sub-office serving the Middle East located in Dubai, United Arab Emirates.

Our corporate headquarters is subject to a long-term lease, which expires in 2025. We believe our facilities are adequate to meet our current needs and intend to add or change facilities as our needs require.

We also have leased office space associated with our legacy Media business, which we sold on July 1, 2015. These office leases are located in New York City and San Francisco and expire from 2017 to 2021. We have subleased or are attempting to sublease these offices.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the NASDAQ Capital Market after transitioning from the NASDAQ Global Market on February 25, 2016, and our warrants and units are quoted on the OTC bulletin board, under the symbols “RMGN” and “RMGNW, respectively. Our units commenced public trading on April 13, 2011 and were quoted on the OTC bulletin board until April 18, 2016. Our common stock was quoted on the OTC bulletin board until its listing on the NASDAQ Stock Market on May 2, 2012.

The following table sets forth the high and low bid prices as quoted on the NASDAQ Stock Market (with respect to our common stock) and OTCBB (with respect to our warrants and our units) for the periods indicated.

	RMGN		RMGNU		RMGNW
	Common Stock		Units		Warrants
Quarter Ended	High	Low	High	Low	High	Low
12/31/16	$0.90	$0.59	$—	$—	$0.03	$—
09/30/16	$1.30	$0.81	$—	$—	$0.01	$0.01
06/30/16	$1.19	$0.82	$—	$—	$0.02	$0.01
03/31/16	$1.17	$0.60	$—	$—	$0.01	$0.01
12/31/15	$1.02	$0.55	$0.80	$0.80	$0.02	$0.01
09/30/15	$1.18	$0.73	$1.01	$1.00	$0.04	$0.01
06/30/15	$1.78	$0.80	$1.50	$1.01	$0.13	$0.03
03/31/15	$2.24	$1.01	$2.00	$1.35	$0.15	$0.04

As of February 28, 2017, there were 25 holders of record of our common stock, five holders of record of our warrants and one holder of record of our units. These numbers exclude holders whose securities are held in nominee or street name by brokers.

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

We did not purchase any of our equity securities during 2016.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed on January 5, 2011, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition Reach Media Group on April 8, 2013, and on April 19, 2013, acquired Symon. Symon is considered to be the Company’s predecessor corporation for accounting purposes.

The Company is one of the largest integrated digital signage solution providers, offering enterprise-class digital signage solutions that are relied upon by a majority of Fortune 100 companies and thousands of overall customers in locations worldwide. Through an extensive suite of products that include proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients for critical contact center, supply chain, internal communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. Our installations deliver real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments. The Company conducts operations through its RMG Enterprise Solutions business unit.

On July 1, 2015, the Company divested its RMG Media Networks business unit which was focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, on in-flight Wi-Fi portals and in private airport terminals. Therefore, the financial information discussed below and in the consolidated financial statements and accompanying footnotes are exclusive of our Media business, classified as discontinued operations, unless specifically identified otherwise.

Revenue

The Company derives its revenue as follows from three primary sources:

1. Product sales:

• Licenses to use its proprietary software products;
• Proprietary software-embedded media players; and
• Third-party flat screen displays and other third-party hardware.

2. Customer support services:

• Product maintenance services; and
• Subscription-based content services.

3. Professional services:

• Professional installation services;
• Custom, “innovative” creative services; and
• Training services.

Revenue is recognized as outlined in  “Critical Accounting Policies - Revenue Recognition” below. The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 92% and 91% of its annual sales in 2016 and 2015, respectively, while 8% and 9% of its sales were generated through resellers in 2016 and 2015, respectively. The slight increase in revenue from resellers in 2016 reflects the Company’s strategy to drive incremental revenue growth through resellers in the United States. Outside the United States, approximately 66% and 67% of sales come from the reseller channel in 2016 and 2015, respectively. Overall, approximately 75% and 68% of the Company’s global enterprise sales are derived from direct sales in 2016 and 2015, respectively, with the remaining 25% and 32% generated through indirect partner channels in 2016 and 2015, respectively.

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

Cost of Revenue

The cost of revenue associated with product sales consist primarily of the costs of media players, the costs of third-party flat screen displays and the operating costs of the Company’s assembly and distribution operations. The cost of revenue associated with professional services consists of the salary and related benefit costs and the travel costs of the Company’s employees providing installation and training services as well as on-site installation costs from third-party providers.  The cost of revenue associated with maintenance and content services consists of the salary and related benefit costs of the Company’s employees engaged in providing customer support and content services and the annual costs associated with acquiring data from third-party content providers.

Operating Expenses

The Company’s operating expenses are comprised of the following components:

•	Sales and marketing expenses include salary and related benefit costs of sales personnel, sales commissions, travel by sales and sales support personnel, and marketing and advertising costs.

•

Research and development (“R&D”) costs consist of salary and related benefit costs of R&D personnel and expenditures to outside third-party contractors. To date, all R&D expenses are expensed as incurred.

•

General and administrative expenses consist primarily of salary and related benefit costs of executives, accounting, finance, administrative, and IT personnel. Also included in this category are other corporate expenses such as rent, utilities, insurance, professional service fees, office expenses, travel by general and administrative personnel and meeting expenses.

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

Revenues

As a result of various renewal initiatives, maintenance revenues began to stabilize starting in late 2015, and increased on a year-over-year basis in 2016, after the Company had seen declines in 2014, primarily from the decision to proactively “end-of-life” maintenance services on certain products in 2014. Since the first quarter of 2015, professional services revenue has varied greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues will be largely dependent on the Company’s success in signing larger deals with significant professional services components. Also in 2016, the Company replaced the managing director leading its Europe and South East Asia markets and added new sales headcount to seek to improve sales in those regions. Given the uncertainty in the United Kingdom and Europe as a result of Brexit, revenue trends in that region remain uncertain. In addition, the macro-economic impact of continuing low oil prices in the Middle East will likely continue to have an impact on some customers electing to delay committed projects until oil prices begin to rise again.

Expenses

As compared to 2014, the Company has significantly reduced its overall cost structure in both 2015 and 2016 as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, reducing ineffective marketing initiatives, and developing more efficient product distribution operations. In 2016, the Company continued to maintain a strict focus on its operating expenses. Going forward into 2017, the Company plans to invest in areas that it believes have a strong return potential such as research and development and its sales and marketing teams.

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

The following financial statements present the results of operations of the Company for the years ended December, 31, 2016 and 2015. The year ended December 31, 2015 results of operations is exclusive of the discontinued operations.

(in thousands)	Years Ended December 31,
	2016	2015	% Chg
Revenue	$37,601	$40,602	(7.4)%
Cost of Revenue	15,480	18,060	(14.3)%
Gross Profit	22,121	22,542	(1.9)%
Operating Expenses -
Sales and marketing	8,522	9,106	(6.4)%
General and administrative	12,495	16,084	(22.3)%
Research and development	2,568	3,346	(23.3)%
Depreciation and amortization	3,147	3,756	(16.2)%
Total Operating Expenses	26,732	32,292	(17.2)%
Operating Loss	(4,611)	(9,750)	52.7%
Gain (loss) on change in warrant liability	(193)	1,351	(114.3)%
Interest (expense) and other - net	437	(1,556)	128.1%
Loss before income taxes and discontinued operations	(4,367)	(9,955)	56.1%
Income Tax Expense	143	122	17.2%
Net loss before discontinued operations	(4,510)	(10,077)	55.2%
Loss from discontinued operations, net of taxes	(260)	(3,994)	93.5%
Gain from sale of discontinued operations, net of taxes	—	2,340	(100)%
Net Loss	$(4,770)	$(11,731)	59.3%

Revenue

Revenue was $37.6 million and $40.6 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $3.0 million, or 7.4%. Overall, revenue was down due to revenue declines in our international operations which were down $3.6 million, or 23.6%.

The following table reflects the Company’s revenue on a geographic basis.

(in thousands)	Years Ended December 31,
Region	2016		2015
North America	$25,892	68.9%	$25,276	62.3%
International:
United Kingdom	5,669	15.0%	6,869	16.9%
Europe	1,833	4.9%	2,027	5.0%
Middle East	3,376	9.0%	5,800	14.3%
Other	831	2.2%	630	1.5%
Total International	11,709	31.1%	15,326	37.7%
Total	$37,601	100.0%	$40,602	100.0%

Revenue growth in the North America region in 2016, resulted primarily from stronger orders driving increased product sales, partially offset by a decline in professional services revenue as further discussed below. United Kingdom revenues decreased in 2016 as compared to 2015 due to lower product sales and professional services revenue. The weakening of the British pound sterling against the U.S. dollar in 2016 had an approximately $774 thousand negative foreign exchange impact on the United Kingdom region’s revenues. Excluding the negative impact of the exchange rate, United Kingdom revenues in British pounds sterling only declined 6.2% in 2016 as compared to 2015. Revenue in the Middle East region decreased 41.8% in 2016 as compared to 2015, as the economic impact of low oil prices continued to be felt in the region. The revenue decline in the Middle East region in 2016 primarily impacted our product sales.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the years ended December 31, 2016 and 2015.

(in thousands)	Years Ended December 31,
	2016	%	2015	%
Revenue:
Products	$16,246	43.2%	$17,874	44.0%
Maintenance and content services	13,888	36.9%	13,553	33.4%
Professional services	7,467	19.9%	9,175	22.6%
Total Revenue	37,601	100.0%	40,602	100.0%
Cost of Revenue:
Products	8,900	57.5%	10,771	59.6%
Maintenance and content services	1,252	8.1%	1,423	7.9%
Professional services	5,328	34.4%	6,310	34.9%
Total Cost of Revenue before Loss (Gain) on long-term contract	15,480	100.0%	18,504	102.4%
Loss (Gain) on long-term contract	—	—%	(444)	(2.4)%
Total Cost of Revenue	$15,480	100.0%	$18,060	100.0%

Revenues derived from product sales for the year ended December 31, 2016 decreased by $1.6 million, or 9.5%, as compared to the year ended 2015, primarily driven by decreased sales of proprietary hardware and software in international markets, partially offset by increased hardware and software sales in North America. Revenues derived from maintenance and content service contracts for the year ended December 31, 2016 increased by $0.3 million, or 2.2%, as compared to the year ended 2015, primarily due to various renewal initiatives focus on retaining and growing our customer base. Professional service revenue is impacted by the sales mix and professional services employee utilization in any given year. In the year ended December 31, 2016, professional services revenue decreased $1.7 million, or 18.5%, as compared to the year ended December 31, 2015, primarily driven by installation services performed during 2015 that were associated with the sale of a large customer solution made during the fourth quarter of 2014. These installation services remained in backlog at December 31, 2014, until they were completed in 2015.

Cost of Revenue

Cost of revenue was $15.5 million and $18.1 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $2.6 million, or 14.4%. Cost of revenue for the year ended 2015 includes a $0.4 million gain adjustment, reducing cost of revenue resulting from the revaluation of the loss expected on a long-term contract. Excluding this adjustment in 2015, cost of revenues for the year ended December 31, 2016 was $3.0 million lower than during the year ended 2015, primarily attributable to a favorable sales mix with a higher proportion of software sales, lower costs on proprietary hardware, lower warehousing and distribution costs, and a combination of non-recurring credits to product and maintenance costs from a component manufacturer and resolution of a vendor billing matter. Specifically, cost of revenue related to products decreased $1.9 million in 2016 due primarily to higher software sales and lower hardware costs in 2016 as compared to 2015. Cost of revenue related to maintenance and content decreased $0.1 million and professional services decreased $1.0 million in 2016 due to cost reductions implemented in 2015.

The following table reflects the Company’s gross margins for the years ended December 31, 2016 and 2015:

(in thousands)	Years Ended December 31,
	2016	%	2015	%
Products	$7,346	45.2%	$7,103	39.7%
Maintenance and content services	12,636	91.0%	12,325	84.3%
Professional services	2,139	28.6%	2,670	32.9%
Subtotal	22,121	58.8%	22,098	54.4%
Gain (Loss) on long-term contract	—	—%	444	1.1%
Total	$22,121	58.8%	$22,542	55.5%

The Company’s overall gross margin for the year ended December 31, 2016 increased to 58.8% from 55.5% for the year ended December 31, 2015. The higher gross margin was primarily attributable to the following:

•

Gross margin resulting from product revenue increased to 45.2% for the year ended December 31, 2016, as compared to 39.7% for the year ended December 31, 2015, due a higher mix of software sales, lower proprietary hardware costs, lower warehousing and distribution costs, and lower mix of third party product sales that carry a lower margin.

•

Gross margin resulting from maintenance and content services revenue increased to 91.0% for the year ended December 31, 2016 as compared to 84.3% for the year ended December 31, 2015, due primarily to cost savings from headcount reductions and a combination of non-recurring credits from a component manufacturer and resolution of a vendor billing matter.

•

Gross margin resulting from professional services revenue decreased to 28.6% for the year ended December 31, 2016 as compared to 32.9% for the year ended December 31, 2015, due primarily to lower professional services revenue and lower utilization rates as larger projects in 2015 were completed and not replaced in 2016.

•

Gain on long-term contract increased the gross margin percentage in 2015 by 1.1%, resulting from operational changes incorporated in 2015 reducing the remaining loss on long-term contract. There were no revaluation adjustments to the gain (loss) on long-term contract in 2016.

Operating Expenses

Operating expenses totaled $26.7 million for the year ended December 31, 2016, a $5.6 million decrease as compared to $32.3 million for the year ended December 31, 2015. This 17.3% decrease was attributable to the following items:

•

Sales and marketing expenses were $0.6 million lower for the year ended December 31, 2016, as compared to the prior year, primarily due to lower salary and related benefit costs of sales personnel and sales commissions expense.

•

General and administrative expenses decreased $3.6 million for the year ended December 31, 2016, as compared to prior year, due primarily to reductions in headcount during the second half of 2015, the waived rights to receive deferred salary accrued by the Company’s executive chairman effective February 29, 2016, reduced outside service costs and professional fees, reduced amortization expense associated with stock options and lower bad debt expense.

•	Research and development expenses were $0.8 million lower for the year ended December 31, 2016 as compared to 2015, due to timing associated with our development programs and reductions in headcount.

•

Depreciation and amortization was $0.6 million lower in the year ended December 31, 2016 as compared to 2015, primarily due to lower amortization expense as the customer order backlog intangible asset was amortized fully in 2015.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The gain (loss) on change in warrant liability for the years ended December 31, 2016 and 2015, were $(0.2) million and $1.4 million, respectively. A gain on change in warrant liability represents a decrease in the amount of the Company’s warrant liability during that year.

Interest and other – Net

Interest (expense) and other - net for the year ended December 31, 2016 and 2015 was $0.4 million and $(1.6) million, respectively, a $2.0 million increase. In 2016, the foreign currency gain from the strengthening U.S. dollar against the British pound sterling, slightly offset by interest expense, was the primary driver for other income. In 2015, the $1.6 million interest expense was primarily due to the combined impact from interest expense from the Company’s long-term debt until it was eliminated in the first quarter of 2015, the write-off of $0.7 million in loan origination fees on March 26, 2015, when the outstanding debt was converted into shares of the Company’s convertible preferred stock (see “–Liquidity and Capital Resources” below).

Income Tax Benefit (Expense)

The income tax expense for the years ended December 31, 2016 and 2015 were $143 thousand and $122 thousand, respectively.  The Company had book net losses in the years ended December 31, 2016 and 2015 with a U.S. full valuation allowance against the resulting deferred tax asset at December 31, 2016 and 2015.

Liquidity and Capital Resources

The Company’s primary source of liquidity prior to acquiring Reach Media Group and Symon had been the cash generated from its initial public offering. Historically, Symon has generated cash from the sales of its products and services to its global customers. During 2015 and 2016, the Company pursued several financing strategies to ensure the company had liquidity to support its ongoing strategic and operating plans.

During 2014, the Company entered into two agreements that required future cash outlays.  The Company renegotiated a revenue sharing agreement with a business partner. The parties agreed, among other things, to eliminate the Company’s remaining minimum revenue sharing commitment of $11.5 million if certain terms and conditions were met in the future. This commitment was paid in full on October 14, 2015. The Company also entered into a revenue sharing agreement directly with a customer that required the Company to make minimum revenue sharing payments of $4.6 million in 2015.  As a result of the sale of the Media business, this liability was assumed by the buyer and is no longer an obligation of the Company. As of December 31, 2016, the Company has no further cash obligations under these agreements.

At December 31, 2014, the Company had outstanding debt of $14.0 million under its Credit Agreement, dated April 19, 2013 (as subsequently amended, the “Senior Credit Agreement”) to which the Company and certain subsidiaries were a party. This debt represented the remaining balance of the borrowings the Company made in connection with the acquisition of Symon in 2013 and the additional funds borrowed during the year. An additional $1.0 million was borrowed over the course of the first quarter of 2015, such that on March 26, 2015 there was $15.0 million outstanding under the Senior Credit Agreement. On March 26, 2015, the Company issued and sold an aggregate of 249,999.99 shares of newly-designated Series A convertible preferred stock at a price per share of $100.00 (the “Financing”), discharging, on a dollar-for-dollar basis the $15.0 million in principal amount owed to the lenders (the “Lenders”) under the Senior Credit Agreement, to which the Company and certain subsidiaries were a party. In addition, simultaneously with the closing of the Financing, the Company paid all accrued interest and any other amounts due from the Company to the Lenders under the Senior Credit Agreement. As a result, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated and the Company retained net cash proceeds of $9.6 million to use for ongoing operations.

The Company has a history of operating losses and negative cash flow, including those generated by the Media Business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015 to reduce its operating costs and continues to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs.  In order to ensure the Company had adequate working capital, effective November 2, 2015, the Borrowers entered into the Loan Agreement with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make the Revolving Facility available to the Borrowers in the principal amount of up to $7.5 million.  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

On December 29, 2016, the Company completed a rights offering to existing stockholders of record at November 29, 2016 as well as the related sale of shares to existing stockholders pursuant to a standby purchase agreement. Pursuant to the rights offering and the related private placement, the Company issued an aggregate of 7,741,908 shares of common stock at a price of $0.62 per share for gross proceeds of approximately $4.8 million. Offset by $0.4 million in transaction expenses, the rights offering resulted in $4.4 million of net cash proceeds to be used for general working capital purposes.

At December 31, 2016, the Company had $1.3 million in borrowings and $1.0 million in unused availability under the Revolving Facility. At December 31, 2016, the Company’s cash and cash equivalents balance was $5.1 million. This includes cash and cash equivalents of $1.0 million held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

The Company believes that the combination of cash and availability under its Revolving Facility provide adequate cash to operate the Company through at least the next twelve months.

The Company has generated and used cash, inclusive of discontinued operations, as follows:

(in thousands)	Years Ended December 31,
	2016	2015
Operating cash flow	$(2,422)	$(11,443)
Investing cash flow	(348)	809
Financing cash flow	5,229	10,849
Total	$2,459	$215

Operating Activities

Cash used in operating activities of $2.4 million during 2016 resulted primarily from the Company’s net loss of $4.8 million. The net loss is offset primarily by the following non-cash items:

•	Non-cash depreciation and amortization expense of $3.1 million

•	Non-cash loss related to the increase in the Company’s warrant liability of $0.2 million

•	Non-cash stock-based compensation of $0.9 million

•	Non-cash amortization of loan origination fees of $72 thousand

•	Non-cash directors’ fees of $31 thousand

•	Non-cash inventory reserve adjustment for obsolescence of $60 thousand

•	Non-cash allowance for doubtful accounts of $93 thousand

In addition, the following principal changes in assets and liabilities affected cash from operating activities during the year:

•

Accounts receivable increased by $0.5 million due to higher sales in the last quarter of 2016 as compared to 2015, offset by the $0.7 million foreign exchange impact of the strengthened U.S. Dollar that decreased accounts receivable held internationally in British Pound sterling

•	Inventory decreased by $0.2 million as the Company improved demand forecasting and inventory management

•	Other current assets decreased by $0.3 million

•	Accounts payable increased by $0.3 million due primarily to timing of payments on obligations in 2016 as compared to 2015

•	Accrued liabilities decreased by $0.8 million due to lower operating expenses in 2016

•	Deferred revenue decreased by $0.7 million due primarily to the timing of the renewal of annual maintenance and content contracts at December 31, 2016 as compared to 2015

Investing Activities

Cash used in investing activities of $0.3 million during 2016 resulted primarily from expenditures for property and equipment.

Financing Activities

Cash generated by financing activities of $5.2 million during 2016 resulted primarily from the $4.4 million of net proceeds received at the end of December from the sale of common shares and $0.9 million of net proceeds borrowed under the Revolving Facility during 2016.  See Note 4. Note Payable and Debt Financing and Note 7. Common Stock in the accompanying Notes to the Consolidated Financial Statements.

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

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States, United Kingdom, Europe, Middle East and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance requires judgment and is reviewed monthly, and the Company establishes reserves for doubtful accounts on a case-by-case basis based on historical collection experience and a current review of the collectability of accounts. The Company’s collection experience has been consistent with its estimates.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Slow moving and obsolete inventories are written off based on historical experience and estimated future usage.

Intangible Assets

Intangible assets include software and technology, customer relationships, and customer order backlog associated with the acquisition of Symon. The intangible assets are being amortized over their estimated useful lives. The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. Intangible assets are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount.

During 2016 and 2015 and at the years ended December 31, 2016 and 2015, impairment testing was performed for definite lived intangible assets and the Company determined there was no impairment.

The Company’s intangible assets are amortized as follows:

Weighted Average
Acquired Intangible Asset:	Amortization Period: (years)
Software and technology	2
Customer relationships	4

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

There was no impairment of long-lived assets during 2016 and a $0.2 million impairment of long-lived assets during 2015 related to Media assets.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 6).  As of December 31, 2016 and 2015, the Company had no accrual recorded for uncertain tax positions.  U.S. income taxes have not been provided on $4.9 million of undistributed earnings of foreign subsidiaries as of December 31, 2016.  The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.  The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Products

•	Maintenance and content services

•	Professional services

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. The Company assesses collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If a customer’s acceptance is required for professional services, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Sales and use taxes are reported on a net basis, excluding them from revenue and cost of revenue.

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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 92% of sales in 2016 have been generated solely by the Company’s sales team, with 8% through resellers. Internationally, the situation is reversed, with around 66% of sales in 2016 coming from the reseller channel. Overall, approximately 75% of the Company’s global sales in 2016 have been derived from direct sales, with the remaining 25% generated through indirect partner channels. The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not offer contractual rights of return other than under standard product warranties and product returns from resellers have be insignificant to date. The Company therefore sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1.0 million held in foreign countries as of December 31, 2016 were not insured.

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

As part of its testing of intangible assets for impairment, the Company fair values all of its assets and liabilities, many of which were based on discounted cash flows analysis and forecasted future operating results which represent Level 3 inputs. In addition, the Company values its warrant liability at the end of each period based on Level 2 inputs.

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

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, and warrants, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at December 31, 2016 and 2015 that had a dilutive effect on net loss per share.

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

Business Segment

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. Until July 1, 2015, the Company’s business was comprised of two operating segments, Enterprise and Media. The CEO reviewed financial data that encompasses the Company’s Enterprise and Media revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Note 15, Discontinued Operations regarding the Company’s decision to exit the Media segment.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10 - “Compensation – Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (May 14, 2013). Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B. Other Information

On March 1, 2017, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement. The Fourth Amendment modifies, effective with the month ended January 2017, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. Other than such change, the Fourth Amendment does not modify the terms of the Loan Agreement.

A copy of the Fourth Amendment is filed as Exhibit 10.18 to this Annual Report and is incorporated herein by reference. The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

PART III

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2016.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report. All amounts presented and discussed are in thousands, except share and per share data.

(1)	Financial Statements

Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2016 and 2015;

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

(2)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RMG Networks Holding Corporation

We have audited the accompanying consolidated balance sheets of RMG Networks Holding Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 2, 2017

RMG Networks Holding Corporation

Consolidated Balance Sheets

December 31, 2016 and 2015

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,142	$3,206
Accounts receivable, net of allowance for doubtful accounts of $364 and $676, respectively	10,381	10,626
Inventory, net	830	1,055
Prepaid assets	762	1,154
Total current assets	17,115	16,041
Property and equipment, net	3,710	4,340
Intangible assets, net	6,780	8,988
Loan origination fees	66	123
Other assets	228	226
Total assets	$27,899	$29,718
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,231	$3,080
Accrued liabilities	3,392	4,236
Secured line of credit	1,274	400
Loss on long-term contract	—	616
Deferred revenue	7,327	7,507
Total current liabilities	15,224	15,839
Warrant liability	289	96
Deferred revenue – non-current	655	1,519
Deferred tax liabilities	—	18
Deferred rent and other	1,646	1,917
Total liabilities	17,814	19,389
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 44,923,949 and 37,182,041, shares issued; 44,623,949 and 36,882,041 shares outstanding, at December 31, 2016 and December 31, 2015, respectively.)	5	4
Additional paid-in-capital	113,510	108,237
Accumulated other comprehensive loss	(944)	(196)
Retained earnings (accumulated deficit)	(102,006)	(97,236)
Treasury Stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity	10,085	10,329
Total liabilities and stockholders’ equity	$27,899	$29,718

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2016 and 2015

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015
Revenue:
Products	$16,246	$17,874
Maintenance and content services	13,888	13,553
Professional services	7,467	9,175
Total Revenue	37,601	40,602
Cost of Revenue:
Products	8,900	10,771
Maintenance and content services	1,252	1,423
Professional services	5,328	6,310
Gain on long-term contract	—	(444)
Total Cost of Revenue	15,480	18,060
Gross Profit	22,121	22,542
Operating expenses:
Sales and marketing	8,522	9,106
General and administrative	12,495	16,084
Research and development	2,568	3,346
Depreciation and amortization	3,147	3,756
Total operating expenses	26,732	32,292
Operating loss	(4,611)	(9,750)
Other Income (Expense):
Gain (loss) on change in warrant liability	(193)	1,351
Interest (expense) and other income – net	437	(1,556)
Loss before income taxes and discontinued operations	(4,367)	(9,955)
Income tax expense	143	122
Total loss from continuing operations	(4,510)	(10,077)
Loss from discontinued operations, net of taxes	(260)	(3,994)
Gain on sale of discontinued operations, net of taxes	—	2,340
Net loss	(4,770)	(11,731)
Other comprehensive loss -
Foreign currency translation adjustments	(748)	(202)
Total comprehensive loss	$(5,518)	$(11,933)
Net loss per share of Common Stock (basic and diluted):
Continuing operations	$(0.12)	$(0.36)
Discontinued operations	(0.01)	(0.06)
Net loss per share of Common Stock (basic and diluted)	$(0.13)	$(0.42)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	36,947,958	27,944,272

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

(in thousands)

				Accumulated	Retained
				Other	Earnings		Total
	Common	Preferred	Additional	Comprehensive	(Accumulated	Treasury	Stockholders’
	Stock	Shares	Paid-In Capital	Income (Loss)	Deficit)	Stock	Equity (Deficit)
Balances, December 31, 2014	$1	$—	$82,090	$6	$(85,505)	$(480)	$(3,888)
Preferred stock issued, net of fees		24,591					24,591
Preferred stock conversion to common stock	3	(24,591)	24,584				(4)
Stock-based compensation			1,563				1,563
Foreign currency translation adjustment				(202)			(202)
Net loss					(11,731)		(11,731)
Balances, December 31, 2015	$4	$—	$108,237	$(196)	$(97,236)	$(480)	$10,329

				Accumulated	Retained
			Additional	Other	Earnings		Total
	Common	Preferred	Paid	Comprehensive	(Accumulated		Stockholders’
	Stock	Shares	In Capital	Income (Loss)	Deficit)	Treasury Stock	Equity (Deficit)
Balances, December 31, 2015	$4	$—	$108,237	$(196)	$(97,236)	$(480)	$10,329
Common stock issued, net of fees	1		4,369				4,370
Stock-based compensation			904				904
Foreign currency translation adjustment				(748)			(748)
Net loss					(4,770)		(4,770)
Balances, December 31, 2016	$5	$—	$113,510	$(944)	$(102,006)	$(480)	$10,085

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

(Inclusive of Discontinued Operations)

(in thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(4,770)	$(11,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,147	3,897
Gain on sale of discontinued operations	—	(2,340)
(Gain) loss on change in warrant liability	193	(1,351)
Impairment of long-lived assets	—	209
Stock-based compensation	904	1,563
Non-cash loan origination fees	72	756
Non-cash consulting expense	—	320
Non-cash directors’ fees	31	31
Inventory reserve adjustment for obsolescence	60	—
Allowance for doubtful accounts	93	408
Deferred tax (benefit)	(18)	25
Changes in operating assets and liabilities:
Accounts receivable	(518)	2,281
Inventory	127	392
Other current assets	334	129
Non-current deferred tax liabilities	(5)	—
Other assets, net	3	(294)
Accounts payable	268	(1,280)
Accrued liabilities	(770)	(823)
Deferred revenue	(685)	141
Loss on long-term contract	(616)	(3,068)
Deferred rent and other liabilities	(272)	(708)
Net cash used in operating activities	(2,422)	(11,443)
Cash flows from investing activities
Proceeds from sale of discontinued operations	—	1,190
Purchases of property and equipment	(348)	(381)
Net cash provided by (used in) investing activities	(348)	809
Cash flows from financing activities
Borrowings on line of credit	3,500	400
Payments on line of credit	(2,626)	—
Proceeds from long-term debt	—	1,000
Debt issuance costs	(15)	(137)
Conversion of preferred stock to common stock	—	(41)
Issuance of common stock, net of issuance costs	4,370	—
Issuance of preferred stock, net of issuance costs	—	9,627
Net cash provided by financing activities	5,229	10,849
Effect of exchange rate changes on cash	(523)	(86)
Net increase in cash and cash equivalents	1,936	129
Cash and cash equivalents, beginning of year	3,206	3,077
Cash and cash equivalents, end of year	$5,142	$3,206
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$158	$689
Cash paid during the period for income taxes	$386	$275

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1. Organization and Summary of Significant Accounting Policies

Description of the Company

RMG Networks Holding Corporation (“RMG” or the “Company”) is a holding company which owns 100% of the capital stock of RMG Networks Holding, Inc. f/k/a Reach Media Group Holdings, Inc. (“Reach Media Group”) and its subsidiaries and RMG Enterprise Solutions Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”) and its subsidiaries.

The Company’s common stock currently trades on The Nasdaq Capital Market (“Nasdaq”), under the symbol “RMGN”. Its warrants are quoted on the Over-the-Counter Bulletin Board quotation system under the symbol “RMGNW”.

Description of the Business

The Company is one of the largest integrated digital signage solution providers, offering enterprise-class digital signage solutions that are relied upon by a majority of Fortune 100 companies and thousands of overall customers in locations worldwide. Through an extensive suite of products that include proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients for critical contact center, supply chain, internal communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. The Company’s installations deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments. The Company conducts operations through its RMG Enterprise Solutions business unit.

On July 1, 2015, the Company divested its RMG Media Networks business unit which was focused on selling advertising across airline digital media assets in executive clubs, on in-flight entertainment, on in-flight Wi-Fi portals and in private airport terminals. Therefore, the financial information discussed below and in the consolidated financial statements and accompanying footnotes are exclusive of our Media business, classified as discontinued operations, unless specifically identified otherwise.

Basis of Presentation for Financial Statements

The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. In the opinion of management, the audited consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported years.

Principles of Consolidation

The consolidated financial statements of RMG Networks Holding Corporation include the accounts of Reach Media Group and its wholly-owned subsidiaries and the accounts of RMG Enterprise Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, Europe, Middle East, and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. Payment is generally due ninety days or less from the invoice date and accounts more than ninety days are analyzed for collectability.  The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. Once all collection efforts have been exhausted, the account is written-off against the allowance.  The allowance for doubtful accounts was $364 thousand and $676 thousand at December 31, 2016 and 2015, respectively. As of and for the years presented, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

(in thousands)	December 31, 2016	December 31, 2015
Finished Goods	$683	$586
Raw Materials	147	469
Total	$830	$1,055

Property and Equipment

The Company records purchases of property and equipment at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

Intangible assets include software and technology, customer relationships and customer order backlog associated with the acquisition of Symon. The intangible assets are being amortized over their estimated useful lives. The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. Intangible assets are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount.

During the years 2016 and 2015 and at the years ended December 31, 2016 and 2015, impairment testing was performed for definite lived intangible assets and the Company determined that there were no impairments.

The Company’s remaining intangible assets in 2016 are being amortized as follows:

Acquired Intangible Asset:	Amortization Period:(years)
Software and technology	2
Customer relationships	4

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

There was a $0.2 million impairment of long-lived assets during 2015 related to Media assets and no impairment of long-lived assets during 2016.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 6).  As of December 31, 2016 and 2015, the Company had no accrual recorded for uncertain tax positions.  U.S. income taxes have not been provided on $4.9 million of undistributed earnings of foreign subsidiaries as of December 31, 2016.  The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.  The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

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

Multiple-Element Arrangements

Products consist of proprietary software and hardware equipment. The Company considers the sale of software more than incidental to the hardware as it is essential to the functionality of the hardware products. The Company enters into multiple-

product and services contracts, which may include any combination of equipment and software products, professional services, maintenance and content services.

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



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



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

The Company sells its products and services through its global sales force and through a select group of resellers and business partners. In North America, approximately 92% of sales have been generated solely by the Company’s sales team, with approximately 8% through resellers. Internationally, the situation is reversed, with around 66% of sales coming from the reseller channel. Overall, approximately 75% of the Company’s global sales have been derived from direct sales, with the remaining 25% generated through indirect partner channels.

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

Advertising revenue

The RMG Airline Media Network (“Media”) was classified as discontinued operations and on July 1, 2015 was sold. See Note 15, Discontinued Operations for further detail.

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

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1.0 held in foreign countries as of December 31, 2016 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at December 31, 2016 and 2015 are anti-dilutive.

Foreign Currency Translation

The functional currency of the Company’s United Kingdom subsidiary is the British pound sterling. All assets and all liabilities of the subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated to U.S. dollars at the weighted-average rate of exchange prevailing during the year. Resultant translation adjustments are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity.

The Company includes currency gains and losses on temporary intercompany advances in the determination of net loss. Currency gains and losses are included in interest and other expenses in the consolidated statements of comprehensive loss.

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. Until July 1, 2015, the Company’s business was comprised of two operating segments, Enterprise and Media. The CEO reviewed financial data that encompasses the Company’s Enterprise and Media revenues, cost of revenues, and gross profit. Since the Company operates as a single entity globally, it does not allocate operating expenses to each segment for purposes of calculating operating income, EBITDA, or other financial measurements for use in making operating decisions and assessing financial performance. The CEO manages the business based primarily on broad functional categories of sales, marketing and technology development and strategy. See Note 15, Discontinued Operations regarding the Company’s decision to exit the Media segment.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10 - “Compensation – Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

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

The standard requires entities to recognize revenue through the application of a five-step model that includes the: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations. The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of the initial application. The standard also allows entities to apply certain practical expedients at their discretion. The Company currently anticipates adopting the standard using the modified retrospective method with a cumulative catch up adjustment and providing the additional disclosures comparing results to previous rules. The Company continues to evaluate the impact of the new standard on its consolidated financial statements but its initial assessment anticipates this standard will have no material impact on its consolidated financial statements. The Company will continue the process of evaluating the standard and its initial assessment may change as it continues to refine its systems, processes and assumptions.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has assessed the implications of ASU2016-09 and there is no significant impact to its consolidated financial statements for its current options.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Specifically, $1.1 million of Maintenance and content services revenue related to custom creative services was reclassified to Professional services revenue in the December 31, 2015 Consolidated Statement of Comprehensive Loss and the reported results of operations.

2. Property and Equipment

Property and equipment consist of the following:

(in thousands)	Years Ended December 31,
	2016	2015
Machinery & Equipment	$2,598	$2,537
Furniture & Fixtures	1,031	1,043
Software	666	655
Leasehold improvements	3,307	3,218
	7,602	7,453
Less accumulated depreciation	3,892	3,113
Property and equipment, net	$3,710	$4,340

Depreciation expense for the years ended December 31, 2016 and 2015 was $0.9 million and $1.2 million, respectively.

3. Intangible Assets

The intangible assets resulted from the valuation related to the acquisition of Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”.

The carrying value of the Company’s intangible assets at December 31, 2016 were as follows:

	Weighted
	Average	Gross			Net
(in thousands)	Amortization	Carrying	Accumulated	Charge for	Carrying
	Period (Years)	Amount	Amortization	Impairments	Amount
Software and technology	2	$4,108	$(2,054)	$—	$2,054
Customer relationships	4	7,089	(2,363)	—	4,726
Total		$11,197	$(4,417)	$—	$6,780

The carrying values of the Company’s intangible assets at December 31, 2015, were as follows:

	Weighted
	Average	Gross			Net
(in thousands)	Amortization	Carrying	Accumulated	Charge for	Carrying
	Period (Years)	Amount	Amortization	Impairments	Amount
Software and technology	3	$4,108	$(1,027)	$—	$3,081
Customer relationships	5	7,089	(1,182)	—	5,907
Customer order backlog	—	322	(322)	—	—
Total		$11,519	$(2,531)	$—	$8,988

Amortization expense for the year ended December 31, 2016 and 2015 was $2.2 million and $2.5 million, respectively.

Future amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

(in thousands)
2017	$2,208
2018	2,208
2019	1,182
2020	1,182
2021	—
Thereafter	—
Total	$6,780

4. Notes Payable and Debt Financing

Senior Credit Agreement

On April 19, 2013, the Company entered into a Credit Agreement (the “Senior Credit Agreement”) by and among it and certain of its direct and indirect domestic subsidiaries party thereto from time to time (including Reach Media Group and Symon) as borrowers (the “Borrowers”), certain of its direct and indirect domestic subsidiaries party thereto from time to time as guarantors (the “Guarantors” and, together with the Borrowers, collectively, the “Loan Parties”, and the financial institutions from time to time party thereto as lenders (the “Senior Lenders”). The Senior Credit Agreement provided for a five year $24.0 million senior secured term loan facility (the “Senior Credit Facility”).

At the beginning of 2015, the outstanding balance under the Senior Credit Facility was $14.0 million and an additional $1.0 million was borrowed during the first quarter of 2015, all of which was converted to Series A Preferred Stock on March 26, 2015, as described in Note 9 Preferred Stock. As a result of the conversion to Series A Preferred stock, all amounts due under the Senior Credit Agreement were paid in full and the Senior Credit Agreement was terminated in 2015.

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

In connection with the closing of the Revolving Facility, the Borrowers paid the Bank a commitment fee of $38 thousand, and the Borrowers paid the Bank an additional commitment fee of $38 thousand on the first anniversary of the Effective Date. If the Borrowers terminate the Loan Agreement prior to the first anniversary of the Effective Date, the Borrowers will be required to pay the Bank a termination fee equal to 1% of the Revolving Facility, unless the Revolving Facility is replaced with a new facility from the Bank.

The Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property. In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. On March 9, 2016, a Second Amendment to the Loan Agreement was executed which modified, effective February 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. On September 30, 2016, a Third Amendment to the Loan Agreement was executed which modified, effective September 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement, increased the floating per annum rate equal to either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied, and provides that the minimum EBITDA covenant levels for January 2017 and thereafter are to be determined in the future. On March 1, 2017, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement. The Fourth Amendment modifies, effective with the month ended January 2017, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. Other than such change, the Fourth Amendment does not modify the terms of the Loan Agreement (see Note 18. Subsequent Events).

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

At December 31, 2015, the Company had $0.4 million in borrowings and $3.0 million in unused availability under the Revolving Facility. At December 31, 2016, the Company had $1.3 million in borrowings and $1.0 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

5. Sale of Accounts Receivable

In September 2014, the Company entered into an agreement with a third party (the “Purchaser”) under which the Company, from time to time, sold specific accounts receivable related to the Media business to the Purchaser. The Purchaser agreed to advance to the Company 85% of the total value of the purchased accounts, up to a maximum of $3.0 million. The Company received the remaining 15% of the total value of the purchased accounts upon the collection of the full amount of the purchased accounts. All customer payments of the purchased accounts were made to a lock-box controlled by the Purchaser. The Company paid interest to the Purchaser on the total amount of cash advances that had not been repaid at the rate of prime plus 1%; however, the interest rate could never be less than 4.25%. In addition, the Company paid the Purchaser a service charge of 2% on each cash advance.

The purchased accounts were sold by the Company to the Purchaser with full recourse and, in the event the purchased accounts were not fully repaid, the Company was liable for the unpaid portion of the purchased accounts. The Company collateralized the agreement by granting the Purchaser a security interest in the total receivables of its Media business segment and that security interest was included as a credit to accounts receivable on the balance sheet.  On July 2, 2015 as part of the divestiture of Media, this amount was paid in full and this agreement was terminated in the third quarter of 2015.  There were no outstanding accounts receivables or obligations under this agreement at December 31, 2015 and 2016.

6. Income Taxes

The following table summarizes the tax provision for U.S. federal, state, and foreign taxes on income for the years noted below:

(in thousands)	2016	2015
Current
Federal	$—	$—
State	25	57
Foreign	139	58
Current tax expense	164	115
Deferred
Federal	(7)	—
State	—	—
Foreign	(14)	7
Deferred tax expense	(21)	7
Total income tax expense	$143	$122

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows:

(in thousands)	2016	2015
Computed expected tax benefit	$(1,485)	$(3,385)
State tax benefit, net of federal benefit	(141)	(431)
Non-taxable income charge	(231)	(1,241)
Nondeductible expenses, principally goodwill & impairment	14	60
Change in valuation allowance	1,861	5,054
Foreign income tax	125	65
Total	$143	$122

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 and inclusive of discontinued operations are as follows:

(in thousands)	2016	2015
Deferred revenue	$321	$(396)
Deferred rent	699	788
Accrued wages	34	119
Deferred state sales tax	30	19
Bad debt reserve	22	62
Foreign currency loss	39	40
Other	73	106
Current deferred tax assets	1,218	738
Depreciation and Amortization	(443)	(393)
Equity Based Compensation	2,432	2,131
Intangible Assets	(2,564)	(3,478)
Net operating loss carryforwards	25,654	25,078
Other	—	239
Non-current deferred tax assets	25,079	23,577
Total Deferred tax assets	26,297	24,315
Valuation allowance	(26,297)	(24,315)
Net deferred tax assets	$—	$—

The Company evaluates the recoverability of the deferred income tax assets and the associated valuation allowances on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The increase in the valuation allowance from 2015 to 2016 was $2.0 million and is primarily due to changes in net operating loss carryforwards.

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $68.4 million, which expire in 2032-2035. Of the $25.6 million in non-current net operating losses above, approximately $2.4 million relates to state net operating losses. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements. These factors include the Company’s recent earnings history, projected future taxable income, the number of years the Company’s net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. This guidance prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statement uncertain tax positions that a company has taken or expects to take on its tax return. Symon’s open tax years are for the years ended January 31, 2012 and 2013 and the short period ending April 19, 2013. All Reach Media Group tax years within the statute of limitations are open. As of December 31, 2016 and 2015, the Company had no accruals recorded for uncertain tax positions. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred. For the years ended December 31, 2016 and 2015, there were no such costs related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitation by major tax jurisdictions.

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

On December 29, 2016, the Company closed on its rights offering to existing stockholders of record at November 29, 2016 as well as the related sale of shares to existing stockholders pursuant to a standby purchase agreement. The rights offering also included an over-subscription right, which entitled existing stockholders that exercised all of their basic subscription rights to purchase additional shares to the extent not purchased by other rights holders. The Company issued an aggregate of 7,741,908 shares of common stock at a price of $0.62 per share for gross proceeds of approximately $4.8 million. Offset by $0.4 million in transaction expenses, the rights offering resulted in $4.4 million of net cash proceeds to be used for general working capital purposes.

As of December 31, 2016 and 2015, the Company had 44,623,949 and 36,882,041, respectively outstanding shares of common stock.

8. Warrants

As of December 31, 2016 and 2015, the Company had 9,649,318 warrants outstanding. As of December 31, 2016, 4,582,652 of these were public warrants. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share.

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

If the Company calls the Public Warrants for redemption as described above, it will have the option to require any holder of warrants that wishes to exercise his, her or its Warrant to do so on a “cashless basis”. If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering his, her or its warrants for that number of shares of our common stock equal to, but in no case less than $10.00, the quotient obtained by dividing (x) the product of the number of shares of the Company’s common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. If the Company calls the warrants for redemption and the Company’s management does not take advantage of this option, SCG Financial Holdings, LLC (the “Sponsor”) and its permitted transferees would still be entitled to exercise their 4,000,000 warrants purchased on April 12, 2011 (the “Sponsor Warrants”) for cash or on a cashless basis using the same formula described above that holders of Public Warrants would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.

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

No fractional shares of common stock will be issued upon exercise of the Public Warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share of common stock, the Company will, upon exercise, round up to the nearest whole number the number of shares of common stock to be issued to the warrant holder. The Public Warrants expire on April 8, 2018.

Sponsor Warrants

The Sponsor purchased an aggregate of 4,000,000 Sponsor Warrants from the Company at a price of $0.75 per warrant in a private placement completed on April 12, 2011. In addition, on April 8, 2013, the Company issued to the Company’s Executive Chairman and a significant stockholder Sponsor Warrants exercisable for a total of 1,066,666 shares of the Company’s common stock. These warrants were issued upon the conversion by each of the parties of a Promissory Note issued by the Company to the Sponsor and in the aggregate principal amount of $800 thousand, which Promissory Note was subsequently assigned by the Sponsor to the Executive Chairman and significant stockholder in the aggregate principal amount of $400 thousand each. The conversion price of the Promissory Notes was $0.75 per warrant. The Sponsor Warrants (including the shares of Company common stock issuable upon exercise of the Sponsor Warrants) were not transferable, assignable or salable (other than to the Company’s officers and directors and other persons or entities affiliated with the Sponsor) until May 8, 2013, and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to the Public Warrants, except that such Sponsor Warrants may be exercised by the holders on a cashless basis. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Sponsor Warrants expire on April 8, 2018.

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

As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $289 thousand at December 31, 2016 and $96 thousand at December 31, 2015. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Loss.

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2016 and 2015.

The following table presents information about the Company’s warrant liability that is measured at fair value on a recurring basis, and intangible assets on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
		Quoted in	Other	Other
(in thousands)	Fair	Active Markets	Observable Input	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Warrant Liability:
December 31, 2015	$96	—	$96	—
December 31, 2016	$289	—	$289	—

11. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space in Addison, a suburb of Dallas, Texas that expires on March 31, 2025. The Company received a tenant improvement allowance of $1.3 million which was recorded as an increase in leasehold improvements and deferred rent to be amortized over the life of the lease.  The Company also received a one-year rent abatement, but the rent expense is being recorded on a straight-line basis. The Company also leases office space in Pittsford, New York.

In addition, the Company leases office spaces in Luton, England under a lease agreement that expires in June 2021 with an option to extend through June 2026; in London, England under a lease agreement that expires in January 2020; in Dubai, UAE under a lease agreement that expires in August 2017; and in Manila, Philippines under a lease that expires in March 2017.

The Company also leases office space associated with its legacy Media business, which was sold on July 1, 2015. These office leases are located in New York City and San Francisco and expire from 2017 to 2021. The Company has subleased some of these locations.

Future minimum rental payments under these leases are as follows:

(in thousands)	Amount
2017	$2,003
2018	1,659
2019	1,657
2020	1,453
2021	1,019
Thereafter	2,943
$10,734

Total rent expense under all operating leases for the year ended December 31, 2016 and 2015 were $1.5 million and $2.8 million, respectively and inclusive of discontinued operations and lease impairment charge of $0.5 million in 2015. As part of the discontinued operations of the Media business unit, the Company abandoned the related Media properties and accrued a lease impairment charge using a cease-use date of July 1, 2015. The lease impairment charge was calculated at July 1, 2015 based on netting the future lease commitments of $0.8 million less the future sublease income of $0.3 million.

The Company is currently subleasing three facilities and received payments totaling $0.6 million during 2016, which was less than the Company’s monthly lease obligations. The leases expire in August 2017, February 2018, and February  2021.

Future minimum sublease receipts under these subleases are as follows:

(in thousands)	Amount
2017	$562
2018	342
2019	328
2020	335
2021	28
Thereafter	—
$1,595

Capital Lease Commitments -

The Company has entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments and amortization expire at various dates through June 2017. Any current portion of the capital leases is included in accrued liabilities on the Consolidated Balance Sheets. Future minimum lease payments under non-cancelable capital lease agreements consist of the following amounts for the year ending December 31:

(in thousands)	Capital
Leases
2017	$83
2018	—
Total minimum lease payments	83
Less amount representing interest	(1)
Present value of capital lease obligations	82
Less current portion	(82)
Non-current portion	$—

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

12. Accrued Liabilities

Accrued liabilities are as follows:

(in thousands)	Years Ended December 31,
	2016	2015
Professional fees	$331	$647
Accrued compensation	846	1,027
Other taxes payable	589	363
Accrued lease obligations	405	852
Accrued expenses	891	710
Other	330	637
Total	$3,392	$4,236

13. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

(in thousands)	Years Ended December 31,
Region	2016	2015
North America	$25,892	$25,276
International
United Kingdom	5,669	6,869
Europe	1,833	2,027
Middle East	3,376	5,800
Other	831	630
International	11,709	15,326
Total	$37,601	$40,602

The vast majority of the Company’s long-lived assets are located in the United States.

14. Equity Incentive Plan

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

There were no new equity awards granted during the year ended December 31, 2015. On April 11, 2016, the Company cancelled the 850,000 vested options which were granted on August 13, 2013 and held by the Company’s chairman of the board. In addition, on April 11, 2016, the Company granted new equity awards under the Company’s 2013 Equity Incentive Plan to senior executives in two tranches, tranche A and tranche B.  The 960,000 tranche A stock options have a vesting base date of the employee’s start date, while the 740,000 tranche B stock options have a vesting base date of April 11, 2016. All the new options have an exercise price of $1.00 and a three year service requirement with 1/3 of the options vesting on the anniversary of the vesting base date, except in the case of the tranche A options granted to the Company’s chief executive officer, which vest monthly over a 36-month period beginning on July 22, 2014. In addition, all the new stock options have a 10-year term and the Black-Scholes model was used to measure the fair value of the stock-based compensation awards. Also on April 11, 2016, the Company cancelled the 500,000 vested and unvested options that were granted on July 22, 2014 to the Company’s CEO in connection with the issuance of the CEO’s new tranche A and tranche B options. For accounting purposes, the transaction was treated as a modification of the original options resulting in $23 thousand of amortization expense for the catch-up adjustment on the modification date.

The amortization expense associated with stock options during the years ended December 31, 2016 and 2015 were $0.9 million and $1.6 million, respectively.  The unamortized cost of the options at December 31, 2016 was $0.7 million, to be recognized over a weighted-average remaining life of 1.5 years. At the years ended December 31, 2016 and 2015, 960,000 and 1,166,128 shares of the options were exercisable. In addition, there was no intrinsic value associated with the options as of December 31, 2016. The weighted-average remaining contractual life of the options outstanding is 7.2 years.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

				Weighted
				Average
		Grant	Weighted	Remaining
		Date	Average	Contractual Term
	Shares	Fair Value	Price	(as of December 31, 2016)
Balance, December 31, 2014	1,815,000		6.55	8.6
Forfeited	(33,333)		8.10
Balance, December 31, 2015	1,781,667		6.55	6.9
Non-exercisable	(615,539)		5.85	7.0
Outstanding and exercisable, December 31, 2015	1,166,128		8.10	6.5

Balance, December 31, 2015	1,781,667		6.55	6.9
Granted	1,700,000	$0.78	1.00	8.6
Forfeited or cancelled	(1,366,667)		6.03	6.8
Balance, December 31, 2016	2,115,000		2.39	8.1
Non-exercisable	(1,155,000)		1.00	8.9
Outstanding and exercisable, December 31, 2016	960,000		4.07	7.2

Following is a summary of compensation expense recognized for the issuance of stock options and restricted stock grants for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Selling and marketing	$68	$39
General and administrative	836	1,524
Total	$904	$1,563

The Company computed the estimated fair values of stock options using the Black-Scholes model. These values were calculated using the following assumptions:

2016
Risk-free interest rate	1.32%
Expected term	6.0 years
Expected price volatility	103.8%
Dividend yield	—

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

15. Discontinued Operations

Due to ongoing losses, the Company decided to exit its Media business. This strategic shift was intended to allow the Company to focus on its core Enterprise digital signage business and improve the Company’s overall margins and profitability. The Company exited these operations on July 1, 2015 and did not have involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company classified its Media operations as discontinued operations for financial reporting purposes in all periods presented except where specifically identified otherwise.

On March 19, 2015, the Company announced that it had entered into a non-binding letter of intent to sell the Media business to an unaffiliated third party. On July 1, 2015, the Company completed the sale of its Media business to Global Eagle Entertainment (“GEE”). Under the terms of the agreement, the Company sold $2.3 million of customer receivables, fixed assets, and prepaid assets offset by $3.5 million of assumed and transferred liabilities such as accounts payable, accrued revenue share and agency fees, and accrued liabilities of Media in exchange for cash. In addition, the transaction included certain amounts paid into escrow in full support of future potential obligations and an earn-out. The transaction resulted in a pre-tax gain of $2.3 million and is presented in the Consolidated Statement of Comprehensive Loss. As part of the transaction agreement, GEE assumed all existing partner revenue sharing agreements and their related minimum revenue sharing requirements and certain vendor contracts held by Media. In addition, $0.9 million of certain asset and lease impairment charges, severance expenses, and transaction costs were incurred as part of the transaction and are reflected in the net loss from discontinued operations. Since the facilities lease liabilities of the Media business were not assumed by GEE and will continue to be incurred under the existing contracts for their remaining terms without economic benefit, the Company has established cease-use dates for the facilities and recorded lease impairment liabilities based on the present value of the remaining future lease rentals, reduced by actual sublease rentals. The lease impairment liability of $0.2 million and $0.5 million are included in accrued liabilities of the Consolidated Balance Sheet at December 31, 2016 and 2015, respectively. Also, some employees of Media were transferred to GEE as part of the transaction agreement. The terms of the escrow requires certain levels of performance related to a revenue sharing agreement and its related minimum revenue share requirements.  The terms of the escrow were not met, and as a result, the Company will not receive any additional funds.

The following table shows the results of operations of the Company’s discontinued operations:

(in thousands)	Years Ended December 31,
	2016	2015
Revenue	$—	$3,960
Cost of Revenue	—	4,107
Operating Expenses	260	3,550
Operating Loss	(260)	(3,697)
Other expenses (income), net	—	297
Net loss from discontinued operations	$(260)	$(3,994)

The $0.3 million operating expenses incurred during the year ended December 31, 2016 were related to a lease impairment adjustment and final additional expenses for the discontinued operations of its Media business. There are no assets or liabilities of the Company’s discontinued operations at December 31, 2016 and 2015.

16. Related Party Transactions

In August 2013, the Company entered into a two-year Management Services Agreement with 2012 DOOH Investments, LLC (the "Consultant"), an entity managed by Mr. Donald R. Wilson, Jr., a major stockholder. Under the agreement, the Consultant provides management consulting services to the Company and its subsidiaries with respect to financing, acquisitions, sourcing, diligence, and strategic planning. In consideration for its services, the Consultant received a one-time payment of 120,000 shares of the common stock of the Company which had a market value of $1.0 million when issued in August 2013. The value of the common stock is amortized over the term of the agreement. The amortized expense charged to operations for the year ended December 31, 2015 was $0.3 million. There was no amortized expense charged to operations for the year ended December 31, 2016 since there was no unamortized value of the common stock after the third quarter of 2015.  There was no unamortized value of the common stock at December 31, 2016 and 2015. Under the Agreement, the Consultant also received an annual services fee of $50 thousand, which terminated in July 2015.

The Company also has an agreement with a company owned by a board member under which it pays $10 thousand a month for public relations services which was renegotiated to $5 thousand a month starting August 2016 and was terminated in December 2016. Under this agreement, the Company has incurred charges for the years ended December 31, 2016 and 2015 of $98 thousand and $121 thousand, respectively.

As discussed in Note 4, the Company’s former senior lender sold its interest in the Company’s Senior Credit Facility to a new lender group that included the Company’s Executive Chairman and largest shareholder. Interest expense paid to the new lender group was $416 thousand during the year ended December 31, 2015. No interest expense was paid during the year ended December 31, 2016.

Effective July 1, 2016, the Company entered into a one year auto-renewing agreement with a company owned by an employee under which it receives a flat fee of $5 thousand a month for content and marketing services. Under this agreement, the Company has earned $30 thousand in revenue for the year ended December 31, 2016.

17. Loss on Long-Term Contract

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

As a result, the Company recorded a $6.2 million loss on the long-term contract at June 30, 2014, which represented the amount it expected that the total minimum annual guarantees payable to the partner would exceed the revenue generated under the contract at that time. The loss on the long-term contract was recorded as follows:

Loss on Long-Term Contract	$4,130
Revenue reduction	2,070
Total	$6,200

The Company continues to re-evaluate this loss contract status. During 2015, the Company reassessed its future revenue projections and operating costs for the remainder of the contract until it terminated on December 31, 2016.  Based on lower revenue and operating expense projections, the Company revised its loss contract estimates during the year ended December 31, 2015, which resulted in a net gain of $0.4 million and the remaining balance on the loss on long-term contract was $0.6 million. The Company evaluated its loss contract estimates during the year ended December 31, 2016, which resulted in no net change on the long-term contract. The contract terminated on December 31, 2016 with no remaining obligation or liability.

18. Subsequent Event

On March 1, 2017, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement. The Fourth Amendment modifies, effective with the month ended January 2017, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. Other than such change, the Fourth Amendment does not modify the terms of the Loan Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
Chief Executive Officer

Date: March 2, 2017

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

Signature	Title	Date

/s/ Gregory H. Sachs	Executive Chairman	March 2, 2017
Gregory H. Sachs

/s/ Robert Michelson	Chief Executive Officer and Director	March 2, 2017
Robert Michelson	(Principal Executive Officer)

/s/ Jana Ahlfinger Bell	Chief Financial Officer	March 2, 2017
Jana Ahlfinger Bell	(Principal Financial Officer)

/s/ Marvin Shrear	Director	March 2, 2017
Marvin Shrear

/s/ Jonathan Trutter	Director	March 2, 2017
Jonathan Trutter

/s/ Alan Swimmer	Director	March 2, 2017
Alan Swimmer

/s/ Jeffrey Hayzlett	Director	March 2, 2017
Jeffrey Hayzlett

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (10)
4.4	Warrant Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (4)
10.1	Registration Rights Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (4)
10.2	Form of Indemnity Agreement (2)
10.3	Registration Rights Agreement, dated April 8, 2013, by and among SCG and the former RMG stockholders party thereto (5)
10.4	Registration Rights Agreement, dated April 8, 2013, by and among SCG, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP (5)
10.5

Investor Rights Agreement, dated April 19, 2013, by and among SCG Financial Acquisition Corp., Plexus Fund II, L.P., Kayne Anderson Mezzanine Partners (QP), LP, KAMPO US, LP and Kayne Anderson Mezzanine Partners, LP (6)

10.6	Registration Rights Agreement, dated April 19, 2013, by and between SCG Financial Acquisition Corp. and DRW Commodities, LLC (6)
10.7	Executive Employment Agreement, dated as of August 13, 2013, between RMG Networks Holding Corporation and Gregory H. Sachs (7)
10.8	Employment Agreement, dated as of July 22, 2014, by and between SCG Financial Merger I Corp. and Robert Michelson (3)
10.9	Confidential Separation Agreement and General Release, dated as of July 23, 2014, by and between the Company and Garry K. McGuire, Jr. (3)
10.10	Purchase Agreement, dated March 25, 2015, among the Company and the Investors party thereto (8)
10.11	Registration Rights Agreement, dated March 25, 2015, among the Company and the Investors party thereto (8)
10.12	Form of Lock-Up Agreement entered into in March 2015 (8)
10.13	Form of Support Agreement entered into in March 2015 (8)
10.14	Loan and Security Agreement, dated as of October 13, 2015 (9)
10.15	First Amendment to Loan and Security Agreement, dated as of November 17, 2015. *
10.16	Second Amendment to Loan and Security Agreement, dated as of March 9, 2016. *
10.17	Third Amendment to Loan and Security Agreement, dated September 30, 2016 (11)
10.18	Fourth Amendment to Loan and Security Agreement, dated March 1, 2017 *
10.19

Standby Purchase Agreement, dated November 30, 2016, by and among RMG Networks Holding Corporation, 2012 DOOH Investments LLC, DRW Commodities, LLC and Children’s Trust C/U The Donald R. Wilson 2009 GRAT #1 (12)

10.20

Registration Rights Agreement, dated December 29, 2016, by and among RMG Networks Holding Corporation, 2012 DOOH Investments LLC, DRW Commodities, LLC and Children’s Trust C/U The Donald R. Wilson 2009 GRAT #1 (13)

14.1	Code of Conduct (2)
21.1	List of subsidiaries*
23.1	Consent of Whitley Penn, LLP*
24.1	Power of Attorney (included on the signature page to this report)*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 24, 2011.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 18, 2011.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 12, 2013.
(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on June 28, 2013.
(7)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on August 14, 2013.
(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 25, 2015.
(9)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 4, 2015.
(10)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 8, 2011.
(11)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on September 30, 2016.
(12)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 30, 2016.
(13)	Incorporated by reference to an exhibit to the Current Report on Form 8-K by the registrant on January 3, 2017.

*       Filed herewith

**     Furnished herewith