Form 10-Q
period 2017-03-31
RMG Networks Holding Corp
filed 2017-05-04
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35534

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2017, 44,623,949 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

Unless the context otherwise requires, when we use the words the “Company”, “RMG”, “RMG Networks”, “we”, “us”, or “our Company” in this Form 10-Q, we are referring to RMG Networks Holding Corporation, a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to RMG Networks Holding Corporation.

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(In thousands, except share and per share information)

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,033	$5,142
Accounts receivable, net of allowance for doubtful accounts of $374 and $364, respectively	10,363	10,381
Inventory, net	646	830
Prepaid assets	818	762
Total current assets	13,860	17,115
Property and equipment, net	3,543	3,710
Intangible assets, net	6,228	6,780
Loan origination fees	46	66
Other assets	219	228
Total assets	$23,896	$27,899
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$1,950	$3,231
Accrued liabilities	2,440	3,392
Secured line of credit	—	1,274
Deferred revenue	8,301	7,327
Total current liabilities	12,691	15,224
Warrant liability	59	289
Deferred revenue – non-current	549	655
Deferred rent and other	1,592	1,646
Total liabilities	14,891	17,814
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 44,923,949 shares issued; 44,623,949 shares outstanding, at March 31, 2017 and December 31, 2016, respectively.)	5	5
Additional paid-in-capital	113,657	113,510
Accumulated other comprehensive loss	(895)	(944)
Retained earnings (accumulated deficit)	(103,282)	(102,006)
Treasury Stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity	9,005	10,085
Total liabilities and stockholders’ equity	$23,896	$27,899

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2017 and 2016

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Products	$3,882	$3,855
Maintenance and content services	3,208	3,409
Professional services	1,879	1,403
Total Revenue	8,969	8,667
Cost of Revenue:
Products	2,346	2,123
Maintenance and content services	409	314
Professional services	1,270	1,206
Total Cost of Revenue	4,025	3,643
Gross Profit	4,944	5,024
Operating expenses:
Sales and marketing	2,136	1,863
General and administrative	2,847	3,213
Research and development	668	701
Depreciation and amortization	773	818
Total operating expenses	6,424	6,595
Operating loss	(1,480)	(1,571)
Other Income (Expense):
Gain on change in warrant liability	231	—
Interest (expense) and other income – net	(25)	254
Net loss	(1,274)	(1,317)
Other comprehensive loss:
Foreign currency translation adjustments	48	(112)
Total comprehensive loss	$(1,226)	$(1,429)

Net loss per share of Common Stock (basic and diluted)	$(0.03)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	44,623,949	36,882,041

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,274)	$(1,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773	818
Gain on change in warrant liability	(231)	—
Stock-based compensation	147	321
Non-cash loan origination fees	20	17
Non-cash directors’ fees	31	31
Inventory reserve adjustment for obsolescence	15	—
Allowance for doubtful accounts	6	—
Changes in operating assets and liabilities:
Accounts receivable	50	1,470
Inventory	171	(191)
Other current assets	(51)	110
Other assets, net	8	1
Accounts payable	(1,287)	(945)
Accrued liabilities	(987)	(950)
Deferred revenue	845	341
Gain on long-term contract	—	(175)
Deferred rent and other liabilities	(53)	(111)
Net cash used in operating activities	(1,817)	(580)
Cash flows from investing activities
Purchases of property and equipment	(52)	(19)
Net cash used in investing activities	(52)	(19)
Cash flows from financing activities
Borrowings on line of credit	—	700
Payments on line of credit	(1,274)	—
Net cash provided by (used in) financing activities	(1,274)	700
Effect of exchange rate changes on cash	34	(51)
Net increase (decrease) in cash and cash equivalents	(3,109)	50
Cash and cash equivalents, beginning of period	5,142	3,206
Cash and cash equivalents, end of period	$2,033	$3,256
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5	$33

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of the Company

RMG Networks Holding Corporation (“RMG” or the “Company”) is a holding company which owns 100% of the capital stock of RMG Networks Holding, Inc. f/k/a Reach Media Group Holdings, Inc. (“Reach Media Group”), and its subsidiaries and RMG Enterprise Solutions Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”), and its subsidiaries.

The Company’s common stock currently trades on The Nasdaq Capital Market (“Nasdaq”), under the symbol “RMGN”. Its warrants are quoted on the Over-the-Counter Bulletin Board quotation system under the symbol “RMGNW”.

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet as of December 31, 2016 has been derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, and hardware accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at March 31, 2017 and December 31, 2016 was as follows:

(in thousands)	March 31, 2017	December 31, 2016
Finished Goods	$495	$683
Raw Materials	151	147
Total	$646	$830

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Products
•	Maintenance and content services
•	Professional services

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

Maintenance and content services revenue is recognized ratably over the term of the contracts, which is typically one to three years. Maintenance and support is renewable by the customer annually. Rates, including subsequent renewal rates, are typically established based upon specified rates as set forth in the arrangement. The Company also provides hosting support services, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal. Hosting support agreement fees are based on the level of service provided to customers.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the consolidated financial statements approximates fair value due to the short-term maturity of these instruments; the line of credit’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with three financial institutions. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $0.8 million held in foreign countries as of March 31, 2017 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options and warrants, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at March 31, 2017 and 2016 were anti-dilutive.

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

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. The Company’s business operates as one business segment, Enterprise Solutions.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year.  The Company will be required to apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU 2016-09 and determined there is no significant impact to its consolidated financial statements for its current options.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

2. Revolving Facility

Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.5 million (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) accrues on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. In connection with the closing of the Revolving Facility, the Borrowers paid the Bank a commitment fee of $38 thousand, and the Borrowers paid the Bank an additional commitment fee of $38 thousand on the first anniversary of the Effective Date.

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

The Company had no incremental borrowings against the Revolving Facility during the three months ended March 31, 2017. At March 31, 2017, the Company had no borrowings outstanding and $4.3 million in unused availability under the Revolving Facility. At December 31, 2016, the Company had $1.3 million in borrowings and $1.0 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

3. Income Taxes

The Company is reporting a book loss for the three months ended March 31, 2017. The Company reported a full valuation allowance against its net deferred U.S. income tax assets at March 31, 2017 and December 31, 2016. All evidence and information available suggests that the Company will maintain the full valuation allowance in 2017.  Therefore, no income tax benefit was recorded for the three months ended March 31, 2017 and 2016 U.S. pre-tax book loss.

4. Equity Incentive Plan

There were no new equity awards granted during the three months ended March 31, 2017.  The amortization expense associated with stock options during the three months ended March 31, 2017 and 2016 was $147 thousand and $321 thousand, respectively. The unamortized cost of the options at March 31, 2017 was $618 thousand, to be recognized over a weighted-average remaining life of 1.3 years.  At March 31, 2017, and December 31, 2016, 1,043,333 and 960,000 options were exercisable, respectively. There was no intrinsic value associated with the options as of March 31, 2017. The weighted-average remaining contractual life of the options outstanding is 7.8 years.

In connection with the resignation of the Company’s former Chief Operating Officer on March 31, 2016, the Company’s Board of Directors accelerated the vesting of 33,333 shares of unvested stock options resulting in a total of 100,000 vested stock options, which remain outstanding at March 31, 2017.  The Company recognized no material incremental costs during the three months ended March 31, 2016 related to the modification.

5. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

(in thousands)	Three Months Ended
	March 31,
Region	2017	2016
North America	$5,869	$5,352
International
United Kingdom	1,516	1,258
Middle East	1,221	1,163
Europe	300	541
Other	63	353
International	3,100	3,315
Total	$8,969	$8,667

The vast majority of the Company's long-lived assets are located in the United States.

6. Related Party Transactions

The Company had an agreement with a company owned by a board member under which it originally paid $10 thousand a month for public relations services, which was renegotiated to $5 thousand a month starting August 2016 and was terminated in December 2016. Under this agreement, the Company incurred no charges for the three months ended March 31, 2017 and $30 thousand for the three months ended March 31, 2016.

Effective July 1, 2016, the Company entered into a one year auto-renewing agreement with a company owned by an employee under which it receives a flat fee of $5 thousand a month for content and marketing services. Under this agreement, the Company earned $15 thousand in revenue for the three months ended March 31, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II.

Overview

The Company was formed on January 5, 2011, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition of RMG Networks Holding, Inc., f/k/a Reach Media Group Holdings, Inc. on April 8, 2013, and on April 19, 2013, acquired RMG Enterprise Solutions Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”). Symon is considered to be the Company’s predecessor corporation for accounting purposes.

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

Revenue is recognized as outlined in  “Critical Accounting Policies - Revenue Recognition” below. The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 91% and 94% of its annual sales in the first quarters of 2017 and 2016, respectively, while 9% and 6% of its sales were generated through resellers in the first quarters of 2017 and 2016, respectively. Outside the United States, approximately 70% and 73% of first quarter sales come from the reseller channel in 2017 and 2016, respectively. Overall, approximately 70% and 67% of the Company’s global enterprise sales are derived from direct sales in the first quarters of 2017 and 2016, respectively, with the remaining 30% and 33% generated through indirect partner channels in the first quarters of 2017 and 2016, respectively.

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

Since the arrival of a new chief executive officer in July 2014, the Company has been executing a multi-year strategic turnaround plan that emphasized delivering new, innovative products and solutions, diversifying into select industry verticals, improving the effectiveness and productivity of its sales and marketing efforts, and implementing a cost rationalization effort. During late 2014, the Company introduced a number of new products and enhancements, increased its focus on solution areas that aligned with its data-intensive core competencies, and lowered operating costs by reducing headcount, closing underperforming geographies, and refocusing its marketing initiatives. During 2015, the Company continued to make progress on its multi-year strategic turnaround plan by strengthening the executive leadership team, including hiring a new chief financial officer and North American sales leader, enhancing the breadth and depth of its suite of product offerings, continuing its targeted solution area focus such as supply chain and internal communications, improving the effectiveness and productivity of its sales organization, significantly reducing its cost structure, and divesting its non-core Media business. The Company continued executing its strategic plan in 2016 and 2017, as it further enhanced its product offerings and solution portfolio with a product development roadmap that worked toward addressing growing mobile demand and important data and analytics capabilities. The Company also further strengthened its management team with the addition of a new chief technical officer and global chief marketing and creative officer. In addition, the Company continued its solution area strategy to seek to further penetrate the contact center space, as well as expand into the supply chain and internal communications spaces. The Company also continued its sales efficiency initiative by focusing on selling larger deals and expanding its third-party sales channels in North America to create incremental revenues opportunities without commensurate selling cost increases. Finally, the Company maintained a reduced level of operating costs to support its effort to achieve long-term sustainable profitability.

Revenues

As a result of various renewal initiatives, maintenance revenues began to stabilize starting in late 2015, and increased on a year-over-year basis in 2016, after the Company had seen declines in 2014, primarily from the decision to proactively “end-of-life” maintenance services on certain products in 2014. In the first quarter of 2017, the Company was impacted by lower renewals. Since the first quarter of 2015, professional services revenue has varied greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues will be largely dependent on the Company’s success in signing larger deals with significant professional services components. Also in 2016, the Company replaced the managing director leading its Europe and South East Asia markets and added new sales headcount to seek to improve sales in those regions and in 2017 has begun to see the positive results of these changes. Given the uncertainty in the United Kingdom and Europe as a result of Brexit, revenue trends in that region still remain uncertain. In addition, the macro-economic impact of continuing low oil prices in the Middle East will likely continue to have an impact on certain customers electing to delay committed projects until oil prices begin to rise again.

Expenses

Since 2014, the Company has significantly reduced its overall cost structure as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, reducing ineffective marketing initiatives, and developing more efficient product distribution operations. Beginning in 2017, the Company has begun investing in areas that it believes have a strong return potential such as research and development and sales and marketing.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

The following table summarizes the results of operations of the Company for the three months ended March 31, 2017 and 2016.

(in thousands)	Three Months Ended March 31,
	2017	2016	% Chg
Revenue	$8,969	$8,667	3.5%
Cost of Revenue	4,025	3,643	10.5%
Gross Profit	4,944	5,024	(1.6)%
Operating Expenses -
Sales and marketing	2,136	1,863	14.7%
General and administrative	2,847	3,213	(11.4)%
Research and development	668	701	(4.7)%
Depreciation and amortization	773	818	(5.5)%
Total Operating Expenses	6,424	6,595	(2.6)%
Operating Loss	(1,480)	(1,571)	5.8%
Gain on change in warrant liability	231	—	100.0%
Interest (expense) and other income - net	(25)	254	(109.8)%
Net Loss	$(1,274)	$(1,317)	3.3%

Revenue

The following table summarizes the composition of the Company’s revenue for the three months ended March 31, 2017 and 2016.

(in thousands)	Three Months Ended March 31,
	2017	%	2016	%
Revenue -
Products	$3,882	43.3%	$3,855	44.5%
Maintenance and content services	3,208	35.8%	3,409	39.3%
Professional services	1,879	20.9%	1,403	16.2%
Total	$8,969	100.0%	$8,667	100.0%

Total revenues of $9.0 million for the three months ended March 31, 2017, increased $0.3 million or 3.5%, from $8.7 million for the three months ended March 31, 2016, primarily due to an increase in professional services revenue, partially offset by lower maintenance and content services revenue.

Revenues derived from product sales for the three months ended March 31, 2017 remained relatively flat from the same period of 2016.

Revenues derived from maintenance and content service contracts for the three months ended March 31, 2017 decreased by $0.2 million, or 5.9%, as compared to the same period in 2016, primarily due to lower renewals.

Revenues derived from professional service is impacted by the sales mix and professional services employee utilization in any given quarter. In the three months ended March 31, 2017, professional services revenues increased by $0.5 million, or 33.9%, as compared to the same period in 2016, primarily driven by improved utilization rates and a favorable sales mix.

The following table sets forth the Company’s revenue on a geographic basis for the three months ended March 31, 2017 and 2016.

(in thousands)	Three Months Ended March 31,
Region	2017		2016
North America	$5,869	65.4%	$5,352	61.8%
International:
United Kingdom	1,516	17.0%	1,258	14.5%
Middle East	1,221	13.6%	1,163	13.4%
Europe	300	3.3%	541	6.2%
Other	63	0.7%	353	4.1%
Total International	3,100	34.6%	3,315	38.2%
Total	$8,969	100.0%	$8,667	100.0%

Revenue growth in the North American region in the first quarter of 2017 resulted primarily from an increase in professional services revenue, due to improved utilization rates and a favorable sales mix. United Kingdom revenues also increased in the first quarter of 2017 as compared to the same period in 2016 due to both higher product sales and professional services revenues, slightly offset by lower maintenance revenues. Revenues in the Europe region decreased in the first quarter of 2017 as compared to the same period in 2016, due to the lower foreign currency exchange rate in 2017 as compared to the first quarter of 2016. Excluding the foreign currency impact, revenues in the first quarter of 2017 in Europe were slightly lower as compared to the same period in 2016. Revenues in the Middle East region increased slightly in the first quarter of 2017 as compared to the same period in 2016, driven primarily by increased product sales. Revenues in the Other region decreased during the first quarter of 2017 as compared to the same period in 2016, due primarily to decreased product sales resulting from a large sale made during the first quarter of 2016.

Cost of Revenue

Cost of revenue totaled $4.0 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively. This $0.4 million, or 10.5%, increase in cost of revenue was primarily attributable to an unfavorable sales mix with lower software revenues and higher hardware and third-party services revenues that have lower margins. As a result, for the three months ended March 31, 2017, the gross margin of 55.1% was in-line with expectations. For the same period in 2016, gross margin was 58.0%, due to a favorable sales mix resulting from a larger amount of software sales.

Operating Expenses

Operating expenses totaled $6.4 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively. This $0.2 million, or 2.6% decrease in operating expenses is due to the Company’s continued efforts to manage expenses in line with revenues, while strategically investing in certain areas of the business, such as sales and marketing and R&D. Specifically, we note the following items:

•

Sales and marketing expenses increased $0.3 million in the three months ended March 31, 2017 as compared to the same period in 2016, due to planned investments in sales and marketing, such as incremental headcount, additional partnership expenses and increased sales-related travel expenses.

•

General and administrative expenses decreased by $0.4 million in the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to lower professional accounting and legal fees, and lower compensation costs resulting from reduced headcount.

Warrant Liability

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The gain on change in warrant liability for the three months ended March 31, 2017 was $0.2 million. There was no change in the warrant liability for the three months ended March 31, 2016. A gain on change in warrant liability represents a decrease in the amount of the Company’s warrant liability during that quarter.

Interest and other – Net

Interest (expense) and other income - net for the three months ended March 31, 2017 and 2016 was $(25) thousand and $254 thousand, respectively, a $279 thousand increase in expense. During the three months ended March 31, 2017, the stabilization of the British pound sterling against the U.S. dollar led to a slight foreign currency loss in other expense. During the three months ended March 31, 2016, other income was driven by a foreign currency gain resulting from the strengthening of the U.S. dollar against the British pound sterling, offset by interest expense.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2017 and 2016. The Company had book net losses in the three months ended March 31, 2017 and 2016 with a U.S. full valuation allowance against the resulting deferred tax asset at March 31, 2017 and 2016.

Liquidity and Capital Resources

The Company has a history of operating losses and negative cash flow, including the Media business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015 and 2016 to reduce its operating costs and in 2017, continues to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs. In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility (the “Revolving Facility”) available to the Borrowers in the principal amount of up to $7.5 million.  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

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

At March 31, 2017, the Company had no borrowings and $4.3 million in unused availability under the Revolving Facility. At March 31, 2017, the Company’s cash and cash equivalents balance was $2.0 million. This includes cash and cash equivalents of $0.8 million held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

The Company believes that the combination of cash and availability under its Revolving Facility provide adequate cash to operate the Company through at least the next twelve months.

The Company has generated and used cash as follows:

(in thousands)	Three Months Ended March 31,
	2017	2016
Operating cash flow	$(1,817)	$(580)
Investing cash flow	(52)	(19)
Financing cash flow	(1,274)	700
Total	$(3,143)	$101

Operating Activities

The decrease in cash from operating activities of $1.8 million for the three months ended March 31, 2017 is primarily due to the Company’s net loss of $1.3 million. The net loss is offset by the following non-cash items:

•	Non-cash expense for depreciation and amortization of $0.8 million
•	Non-cash stock-based compensation of $0.1 million
•	Gain on change in warrant liability of $0.2 million
•	Non-cash amortization of loan origination fees of $20 thousand
•	Non-cash directors’ fees of $31 thousand
•	Inventory reserve adjustment for obsolescence of $15 thousand
•	Allowance for doubtful accounts adjustment of $6 thousand

In addition, the following are the principal changes in assets and liabilities that affected cash from operating activities during the three months ended March 31, 2017:

•	Accounts receivable decreased by $0.1 million due to improved collections as compared to the same period last year
•	Inventory decreased by $0.2 million, due to improved demand forecasting and inventory management
•	Other current assets increased by $51 thousand as prepaid expenses were added at a higher rate than expensed
•	Accounts payable decreased by $1.3 million, primarily due to increased payments of obligations and lower operating expenses
•	Accrued liabilities decreased by $1.0 million, primarily due to increased payments of obligations and lower operating expenses
•	Deferred revenue increased by $0.8 million, primarily due to maintenance revenues exceeding the value of new and renewal maintenance contracts values

Investing Activities

The decrease in cash from investing activities of $52 thousand during the three months ended March 31, 2017 was due to expenditures for property and equipment.

Financing Activities

The increase in cash used in financing activities during the three months ended March 31, 2017 was due to $1.3 million of payments on the Revolving Facility.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended March 31, 2017 and 2016, we incurred operating losses of approximately $1.5 million and $1.6 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may not be able to generate sufficient cash to service our debt obligations.

Effective November 2, 2015, we entered into a Loan Agreement with Silicon Valley Bank pursuant to which we may borrow the principal amount of up to $7.5 million from time to time under the Revolving Facility.  The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. When we have a balance outstanding, our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Likewise, when we have a balance outstanding, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

Our outstanding indebtedness requires us to comply with certain financial covenants, the default of which may result in the acceleration of our indebtedness.

The Revolving Facility contains financial and operational covenants, including covenants requiring us to achieve specified levels of consolidated adjusted EBITDA. Failure to comply with these or other covenants in the Revolving Facility would result in an event of default. In the event of any default under the Revolving Facility, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on our assets.

We may require significant amounts of additional financing to execute our business plan and fund our other liquidity needs. If our future operating results do not meet or exceed our projections or we are unable to raise sufficient funds, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

As of March 31, 2017, we had cash and cash equivalents of $2.0 million, including $0.8 million held in bank accounts of our subsidiaries located outside the United States, no outstanding indebtedness under the Revolving Facility, and approximately $4.3 million in unused availability under the Revolving Facility. If we are unable to increase our revenues or decrease our operating expenses to meet our operating plan, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we may need to obtain additional capital within the next twelve months to fund our planned operations. Under those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our future prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

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

As widely reported, financial markets in the U.S., Europe and Asia experienced extreme disruption in 2008 and 2009. While there has been improvement in recent years, the worldwide economy remains fragile as uncertainty remains regarding when each global region’s economy will improve to historical growth levels. In addition, political changes in the United States, the United Kingdom and other nations, including Brexit, contribute to economic uncertainty. Any return to the conditions that existed during the 2008-2009 recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy, sovereign credit concerns in Europe and the Middle East, the extended decline in crude oil prices and its effects on Middle Eastern economies and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

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

The process of a U.K. exit from the European Union could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the U.K. Government held an in-or-out referendum on the U.K.’s membership within the E.U. The referendum results favored a U.K. exit from the E.U. (“Brexit”). On March 29, 2017, the U.K. government delivered formal notice to the E.U. of its intent to exit, triggering a two-year countdown to the U.K.’s withdrawal from the E.U. A process of negotiation will determine the future terms of the U.K.’s relationship with the E.U.

When Brexit occurs, we will likely face new regulatory costs and challenges, the scope of which are presently unknown.  Depending on the terms of Brexit, if any, the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth.  Such a decline could also make our doing business in Europe more difficult, which could delay new sales contracts and reduce the scope of such sales contracts.  The uncertainty of the outcome of the Brexit process could also have a negative impact on the U.K. and other European economies. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the U.K. and European economies.

Currency exchange rates in the British pound and the euro with respect to each other and the U.S. dollar have already been affected by Brexit.  As a significant portion of our revenues are derived from our U.K. operations, further exchange rate fluctuations could adversely affect our business, our results of operations and financial condition.

Our revenues are sensitive to fluctuations in foreign currency exchange rates and are principally exposed to fluctuations in the value of the U.S. dollar, the British pound and the euro. Changes to U.K. immigration policy could likewise occur as a result of Brexit. Although the U.K. would likely retain its diverse pool of talent, London’s role as a global center for business may decline, particularly if access to the single E.U. market is interrupted. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Currency fluctuations may adversely affect our business.

For the three months ended March 31, 2017, approximately 35% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

The process of introducing a new product to the market is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event we are not successful in developing a wide range of offerings or do not gain wide acceptance in the marketplace, we may not recoup our investment costs, and our business, financial condition and results of operations may be materially adversely affected. In addition, implementation of new products and services may reduce demand for our existing product lines, which may have a material adverse effect on our business, financial condition or result of operations.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 35% and 38% of our revenue was derived from international markets in the three months ended March 31, 2017 and 2016, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of March 31, 2017, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

As of March 31, 2017, Donald R. Wilson, Jr. and affiliated or related entities beneficially owned approximately 42% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 22% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We have received a delisting notice from Nasdaq and there can be no assurance that our securities will continue to be listed on Nasdaq.

On September 19, 2016 we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with a period of 180 calendar days from September 20, 2016 to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days. On March 21, 2017, Nasdaq notified us that while we had not regained compliance with the minimum bid price requirement, we were eligible for an additional 180-day grace period, or until September 18, 2017, to regain compliance with the minimum bid price requirement. Nasdaq’s determination was based on our having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and on our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time before September 18, 2017, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the price requirement. We intend to continue to monitor the bid price of our common stock, and we are seeking stockholder approval at our 2017 annual meeting to allow us to effect a reverse stock split, if deemed necessary by our management. We cannot assure you that we will be able to demonstrate compliance within the allotted compliance period, in which case our common stock may then be subject to delisting. Furthermore, we may not obtain stockholder approval of a reverse stock split, and if we do effect a reverse stock split it could have negative implications.

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

In addition, outstanding warrants to purchase an aggregate of 11,027,241 shares of common stock are currently exercisable. These warrants would only be exercised if the $10.06 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.      Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Fourth Amendment to the Loan And Security Agreement, dated March 1, 2017 (4)
10.2	Executive Employment Agreement, dated as of January 16, 2017, by and between SCG Financial Merger I Corp. and Robert Michelson. (5)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 2, 2017.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on January 20, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Chief Financial Officer (principal financial officer)

Date: May 4, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (2)
3.2	Amended and Restated Bylaws (3)
10.1	Fourth Amendment to the Loan And Security Agreement, dated March 1, 2017 (4)
10.2	Executive Employment Agreement, dated as of January 16, 2017, by and between SCG Financial Merger I Corp. and Robert Michelson. (5)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 2, 2017.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on January 20, 2017.