Form 10-Q
period 2017-06-30
RMG Networks Holding Corp
filed 2017-08-03
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, 44,623,949 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

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

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(In thousands, except share and per share information)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,202	$5,142
Accounts receivable, net of allowance for doubtful accounts of $366 and $364, respectively	9,224	10,381
Inventory, net	769	830
Prepaid assets	762	762
Total current assets	12,957	17,115
Property and equipment, net	3,275	3,710
Intangible assets, net	5,676	6,780
Loan origination fees	26	66
Other assets	188	228
Total assets	$22,122	$27,899
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$1,807	$3,231
Accrued liabilities	2,158	3,392
Secured line of credit	—	1,274
Deferred revenue	7,778	7,327
Total current liabilities	11,743	15,224
Warrant liability	59	289
Deferred revenue – non-current	620	655
Deferred rent and other	1,538	1,646
Total liabilities	13,960	17,814
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 44,923,949 shares issued; 44,623,949 shares outstanding, at June 30, 2017 and December 31, 2016, respectively.)	5	5
Additional paid-in-capital	113,836	113,510
Accumulated other comprehensive loss	(731)	(944)
Retained earnings (accumulated deficit)	(104,468)	(102,006)
Treasury Stock, at cost (300,000 shares)	(480)	(480)
Total stockholders’ equity	8,162	10,085
Total liabilities and stockholders’ equity	$22,122	$27,899

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2017 and 2016

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Products	$3,854	$3,051	$7,737	$6,906
Maintenance and content services	3,381	3,532	6,589	6,940
Professional services	1,852	2,128	3,730	3,531
Total Revenue	9,087	8,711	18,056	17,377
Cost of Revenue:
Products	1,944	1,757	4,290	3,880
Maintenance and content services	391	412	800	726
Professional services	1,131	1,462	2,401	2,667
Total Cost of Revenue	3,466	3,631	7,491	7,273
Gross Profit	5,621	5,080	10,565	10,104
Operating expenses:
Sales and marketing	2,398	2,034	4,534	3,896
General and administrative	2,706	3,076	5,554	6,289
Research and development	644	697	1,312	1,398
Depreciation and amortization	788	790	1,562	1,609
Total operating expenses	6,536	6,597	12,962	13,192
Operating loss	(915)	(1,517)	(2,397)	(3,088)
Other Income (Expense):
Gain on change in warrant liability	—	48	231	48
Interest (expense) and other income – net	(283)	129	(308)	383
Loss before income taxes and discontinued operations	(1,198)	(1,340)	(2,474)	(2,657)
Income tax benefit	(12)	—	(12)	—
Total loss from continuing operations	(1,186)	(1,340)	(2,462)	(2,657)
Loss from discontinued operations, net of taxes	—	(260)	—	(260)
Net loss	(1,186)	(1,600)	(2,462)	(2,917)
Other comprehensive loss:
Foreign currency translation adjustments	164	(292)	212	(404)
Total comprehensive loss	$(1,022)	$(1,892)	$(2,250)	$(3,321)

Continuing operations	$(0.03)	$(0.04)	$(0.06)	$(0.07)
Discontinued operations	—	(0.01)	—	(0.01)
Net loss per share of Common Stock (basic and diluted)	$(0.03)	$(0.05)	$(0.06)	$(0.08)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	44,623,949	36,882,041	44,623,949	36,882,041

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

Six Months Ended June 30, 2017 and 2016

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,462)	$(2,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,562	1,609
Gain on change in warrant liability	(231)	(48)
Loss from disposal of fixed assets - net of accumulated depreciation	75	—
Stock-based compensation	326	610
Non-cash loan origination fees	39	34
Non-cash directors’ fees	43	31
Allowance for doubtful accounts	(14)	—
Changes in operating assets and liabilities:
Accounts receivable	1,053	1,910
Inventory	52	57
Other current assets	(13)	202
Other assets, net	40	10
Accounts payable	(1,403)	(793)
Accrued liabilities	(1,258)	(1,006)
Deferred revenue	491	223
Loss (gain) on long-term contract	—	(350)
Deferred rent and other liabilities	(107)	(182)
Net cash used in operating activities	(1,807)	(610)
Cash flows from investing activities
Purchases of property and equipment	(107)	(140)
Net cash used in investing activities	(107)	(140)
Cash flows from financing activities
Borrowings on line of credit	—	700
Payments on line of credit	(1,274)	—
Net cash provided by (used in) financing activities	(1,274)	700
Effect of exchange rate changes on cash	248	(284)
Net decrease in cash and cash equivalents	(2,940)	(334)
Cash and cash equivalents, beginning of period	5,142	3,206
Cash and cash equivalents, end of period	$2,202	$2,872
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12	$105
Cash paid during the period for income taxes	$—	$77

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of the Company

RMG Networks Holding Corporation (“RMG” or the “Company”) is a holding company which owns 100% of the capital stock of RMG Networks Holding, Inc., f/k/a Reach Media Group Holdings, Inc. (“Reach Media Group”), and its subsidiaries and RMG Enterprise Solutions Holdings Corporation, f/k/a Symon Holdings Corporation (“Symon”), and its subsidiaries.

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

The composition of inventory at June 30, 2017 and December 31, 2016 was as follows:

(in thousands)	June 30, 2017	December 31, 2016
Finished Goods	$632	$683
Raw Materials	137	147
Total	$769	$830

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Products
•	Maintenance and content services
•	Professional services

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

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the line of credit. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the consolidated financial statements approximates fair value due to the short-term maturity of these instruments; the line of credit’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with two financial institutions as of June 30, 2017. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1.1 million held in foreign countries as of June 30, 2017 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options, warrants and other equity instruments, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, and other equity instruments outstanding at June 30, 2017 and 2016 were anti-dilutive.

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

The Company includes currency gains and losses on temporary intercompany advances in the determination of net loss. Currency gains and losses are included in interest (expense) and other income - net in the consolidated statements of comprehensive loss.

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

2. Revolving Facility

Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.5 million (the “Revolving Facility”).  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and matures on October 13, 2017.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) initially accrued on the unpaid principal balance of such Advances at a floating per annum rate equal to either 1.25% above the prime rate or 2.25% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. In connection with the closing of the Revolving Facility, the Borrowers paid the Bank a commitment fee of $38 thousand, and the Borrowers paid the Bank an additional commitment fee of $38 thousand on the first anniversary of the Effective Date.

The Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property. In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. On March 9, 2016, a Second Amendment to the Loan Agreement was executed which modified, effective February 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. On September 30, 2016, a Third Amendment to the Loan Agreement was executed which modified, effective September 2016, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement, increased the floating per annum rate equal to either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied, and provides that the minimum EBITDA covenant levels for January 2017 and thereafter were to be determined in the future. On March 1, 2017, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan Agreement. The Fourth Amendment modifies, effective with the month ended January 2017, the minimum amounts of adjusted EBITDA that the Borrowers are required to maintain pursuant to a covenant contained in the Loan Agreement. Other than such change, the Fourth Amendment does not modify the terms of the Loan Agreement.

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

The Company had no incremental borrowings against the Revolving Facility during the three and six months ended June 30, 2017. At June 30, 2017, the Company had no borrowings outstanding and $4.8 million in unused availability under the Revolving Facility. At December 31, 2016, the Company had $1.3 million in borrowings and $1.0 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

3. Income Taxes

The Company reported book losses for the three and six months ended June 30, 2016. The Company reported a full valuation allowance against its net deferred U.S. income tax assets at June 30, 2017 and December 31, 2016. All evidence and information available suggests that the Company will maintain the full valuation allowance in 2017.  Therefore, for the three and six months ended June 30, 2017, there was no income tax benefit recorded for the U.S. pre-tax book losses;

however, the company recorded $12 thousand in income tax benefit related to foreign taxes. No income tax benefit was recorded for the U.S. pre-tax book losses reported for the three and six months ended June 30, 2016.

4. Equity Incentive Plan

On April 3, 2017, the Company granted 150,000 stock options under the Company’s 2013 Equity Incentive Plan to senior executives. The stock options have vesting base dates of the employees’ start dates, each of which were in 2016. These options have an exercise price of $1.00 and a three year service requirement with 1/3 of the options vesting on the anniversaries of the vesting base date. In addition, the stock options have a 10-year term and the Black Scholes model was used to measure the fair value of the stock-based compensation awards.

The amortization expense associated with stock options during the three months ended June 30, 2017 and 2016 was $179 thousand and $289 thousand, respectively. The amortization expense associated with stock options during the six months ended June 30, 2017 and 2016 was $326 thousand and $610 thousand, respectively. The unamortized cost of the options at June 30, 2017 was $440 thousand, to be recognized over a weighted-average remaining life of 1.1 years. At June 30, 2017, and December 31, 2016, 1,430,833 and 960,000 options were exercisable, respectively. There was no intrinsic value associated with the options as of June 30, 2017. The weighted-average remaining contractual life of the options outstanding is 7.7 years.

5. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

(in thousands)	Six Months Ended
	June 30,
Region	2017	2016
North America	$12,038	$11,524
International
United Kingdom	2,922	2,672
Middle East	2,467	1,901
Europe	479	810
Other	150	470
International	6,018	5,853
Total	$18,056	$17,377

The vast majority of the Company's long-lived assets are located in the United States.

6. Related Party Transactions

The Company had an agreement with a company owned by a board member under which it originally paid $10 thousand a month for public relations services, which was renegotiated to $5 thousand a month starting August 2016 and was terminated in December 2016. Under this agreement, the Company incurred no charges for the three and six months ended June 30, 2017 and $30 thousand and $60 thousand for the three and six months ended June 30, 2016.

Effective July 1, 2016, the Company entered into an agreement with a company owned by an employee under which it receives a flat fee of $5 thousand a month for content and marketing services. This agreement expired on April 30, 2017. Under this agreement, the Company earned $15 thousand and $20 thousand in revenue for the three and six months ended June 30, 2017.

7. Subsequent Event

On August 1, 2017, the Company’s board of directors approved a 1-for-4 reverse stock split of its common stock. The Company expects the reverse split to become effective following the close of trading on August 14, 2017, and its common stock to begin trading on a split-adjusted basis on August 15, 2017. When the reverse stock split becomes effective, every four shares of issued and outstanding common stock of the Company will be combined into one issued and outstanding share of common stock with no change in par value per share. The reverse stock split will reduce the number of shares of the Company’s outstanding common stock from approximately 44,623,949 shares to approximately 11,155,987 million shares. No fractional shares will be issued as a result of the reverse stock split; instead, to the extent any holders of pre-reverse split shares are entitled to fractional shares as a result of the reverse stock split, the Company will issue an additional share to such holder of fractional shares. Proportionate adjustments will be made to the per share exercise price and the number of shares issuable upon the exercise or vesting of the Company’s outstanding stock options and warrants.

Additional information on the treatment of fractional shares and other effects of the reverse stock split can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 27, 2017.

2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II. Except to the extent required by applicable laws and regulations, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

The Company is one of the largest integrated digital signage solution providers, offering enterprise-class digital signage solutions that are relied upon by a majority of Fortune 100 companies and thousands of customers in locations worldwide. Through an extensive suite of products that include proprietary software, software-embedded hardware, maintenance and content services, custom creative services, installation and training services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients for critical contact center, supply chain, internal communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. Our installations deliver real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments. The Company conducts operations through its RMG Enterprise Solutions business unit.

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

Revenue is recognized as outlined in  “Critical Accounting Policies - Revenue Recognition” below. The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 91% and 93% of its annual sales in the first half of 2017 and 2016, respectively, while 9% and 7% of its sales were generated through resellers in the first half of 2017 and 2016, respectively. Outside the United States, approximately 73% and 71% of first half sales come from the reseller channel in 2017 and 2016, respectively. Overall, approximately 70% and 72% of the Company’s global enterprise sales are derived from direct sales in the first half of 2017 and 2016, respectively, with the remaining 30% and 28% generated through indirect partner channels in the first half of 2017 and 2016, respectively.

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

Since the arrival of our chief executive officer in July 2014, the Company has been executing a multi-year strategic turnaround plan that emphasizes delivering new, innovative products and solutions, diversifying into select industry verticals, improving the effectiveness and productivity of its sales and marketing efforts, and implementing a cost rationalization effort. During 2015, the Company made progress on its multi-year strategic turnaround plan by strengthening the executive leadership team, enhancing the breadth and depth of its suite of product offerings, continuing its targeted solution area focus such as contact centers and internal communications, improving the effectiveness and productivity of its sales organization, significantly reducing its cost structure, and divesting its non-core Media business. The Company continued executing its strategic plan in 2016 and 2017, as it further enhanced its product offerings and solution portfolio and strengthened its management team with the addition of a new chief technology officer and chief marketing and creative officer. In addition, the Company continued its solution area strategy to seek to further penetrate the contact center space, as well as expand into the supply chain and internal communications spaces. The Company also continued its sales efficiency initiative by focusing on selling larger deals and expanding its third-party sales channels in North America. Finally, the Company maintained a reduced level of operating costs to support its effort to achieve long-term sustainable profitability.

Revenues

After maintenance revenues stabilized in 2015 and 2016, the Company saw lower maintenance revenues in the first half of 2017 due to lower maintenance renewals, primarily in the United Kingdom and European regions. Since the first quarter of 2015, professional services revenue has varied greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues will be largely dependent on the Company’s success in signing larger deals with significant professional services components. Also in 2016, the Company replaced the managing director leading its Europe and South East Asia markets and added new sales headcount to seek to improve sales in those regions. Given the uncertainty in the United Kingdom and Europe as a result of Brexit, revenue trends in that region still remain uncertain. In addition, the macro-economic impact of continuing low oil prices in the Middle East will likely continue to have an impact on certain customers electing to delay committed projects until oil prices begin to rise again.

Expenses

Since 2014, the Company has significantly reduced its overall cost structure as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, reducing ineffective marketing initiatives, and developing more efficient product distribution operations. Beginning in 2017, the Company has begun investing in areas that it believes have a strong return potential such as sales and marketing and research and development.

Results of Operations

Comparison of the three and six months ended June 30, 2017 and 2016

The following table summarizes the results of operations of the Company for the three and six months ended June 30, 2017 and 2016.

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Chg	2017	2016	% Chg
Revenue	$9,087	$8,711	4.3%	$18,056	$17,377	3.9%
Cost of Revenue	3,466	3,631	(4.5)%	7,491	7,273	3.0%
Gross Profit	5,621	5,080	10.6%	10,565	10,104	4.6%
Operating Expenses -
Sales and marketing	2,398	2,034	17.9%	4,534	3,896	16.4%
General and administrative	2,706	3,076	(12.0)%	5,554	6,289	(11.7)%
Research and development	644	697	(7.6)%	1,312	1,398	(6.2)%
Depreciation and amortization	788	790	(0.3)%	1,562	1,609	(2.9)%
Total Operating Expenses	6,536	6,597	(0.9)%	12,962	13,192	(1.7)%
Operating Loss	(915)	(1,517)	39.7%	(2,397)	(3,088)	22.4%
Gain on change in warrant liability	—	48	(100.0)%	231	48	381.3%
Interest (expense) and other income - net	(283)	129	(319.4)%	(308)	383	(180.4)%
Loss before income taxes and discontinued operations	(1,198)	(1,340)	10.6%	(2,474)	(2,657)	6.9%
Income Tax Expense	(12)	—	(100.0)%	(12)	—	(100.0)%
Net loss before discontinued operations	(1,186)	(1,340)	11.5%	(2,462)	(2,657)	7.3%
Loss from discontinued operations, net of taxes	—	(260)	100.0%	—	(260)	100.0%
Net Loss	$(1,186)	$(1,600)	25.9%	$(2,462)	$(2,917)	15.6%

Revenue

The following table summarizes the composition of the Company’s revenue for the three and six months ended June 30, 2017 and 2016.

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
Revenue -
Products	$3,854	42.4%	$3,051	35.0%	$7,737	42.8%	$6,906	39.7%
Maintenance and content services	3,381	37.2%	3,532	40.5%	6,589	36.5%	6,940	40.0%
Professional services	1,852	20.4%	2,128	24.5%	3,730	20.7%	3,531	20.3%
Total	$9,087	100.0%	$8,711	100.0%	$18,056	100.0%	$17,377	100.0%

Total revenues of $9.1 million for the three months ended June 30, 2017 increased $0.4 million, or 4.3%, from $8.7 million for the three months ended June 30, 2016, primarily due to an increase in product revenues, partially offset by lower maintenance and content services and professional services revenues. Total revenues of $18.1 million for the six months ended June 30, 2017 increased $0.7 million, or 3.9%, over the same period in 2016, primarily due to an increase in product revenues and professional services revenues, slightly offset by lower maintenance and content service revenues.

Revenues from product sales for the three and six months ended June 30, 2017 increased $0.8 million, or 26.3%, and $0.8 million, or 12.0%, respectively, from the same periods of 2016 primarily driven by increased proprietary hardware sales.

Revenues derived from maintenance and content service contracts for the three and six months ended June 30, 2017 decreased by $0.1 million, or 4.3%, and $0.3 million or 5.1%, respectively, as compared to the same periods in 2016, primarily due to lower renewals in the United Kingdom and European regions.

Revenues derived from professional service are impacted by the sales mix and professional services employee utilization in any given quarter. In the three months ended June 30, 2017, professional services revenues decreased by $0.2 million, or 13.0%, as compared to the same period in 2016, primarily driven by sales mix. In the six months ended June 30, 2017, professional services revenue increased $0.2 million, or 5.6%, over the same period of 2016.

The following table sets forth the Company’s revenue on a geographic basis for the six months ended June 30, 2017 and 2016.

(in thousands)	Six Months Ended June 30,
Region	2017		2016
North America	$12,038	66.7%	$11,524	66.3%
International:
United Kingdom	2,922	16.2%	2,672	15.4%
Middle East	2,467	13.7%	1,901	10.9%
Europe	479	2.6%	810	4.7%
Other	150	0.8%	470	2.7%
Total International	6,018	33.3%	5,853	33.7%
Total	$18,056	100.0%	$17,377	100.0%

Revenue grew in the Company’s three largest regions: North America, United Kingdom and Middle East, in the first half of 2017 as compared to the same period in 2016. Revenue growth in the North American region in the first half of 2017 resulted primarily from an increase in product sales and professional services revenue, due to a favorable sales mix and improved utilization rates.  United Kingdom revenues also increased in the first half of 2017 as compared to the same period in 2016, mainly due to the increased product revenue driven by proprietary hardware. The United Kingdom revenue improvement was offset by foreign currency impact of the weakened British pound sterling against the U.S. dollar and lower maintenance and content services revenues in the six months ended June 30, 2017 as compared to the same period in 2016. Revenues in the Europe region decreased in the first half of 2017 as compared to the same period in 2016, due to lower product revenue and lower maintenance and content service revenues in the first half of 2017 as compared to the same period in 2016. Revenues in the Middle East region increased in the first half of 2017 as compared to the same period in 2016, driven primarily by increased product revenue. Revenues in the Other region decreased during the first half of 2017 as compared to the same period in 2016, due primarily to decreased product revenue.

Cost of Revenue

Cost of revenue totaled $3.5 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively. This $0.1 million, or 4.5%, decrease in cost of revenue was primarily attributable to a favorable sales mix with increased sales of higher margin proprietary hardware and lower third-party hardware sales with lower margins. As a result, for the three months ended June 30, 2017, gross margin was 61.9%, improved from 58.3% for the same period of 2016.

Cost of revenue totaled $7.5 million and $7.3 million for the six months ended June 30, 2017 and 2016, respectively. This $0.2 million, or 3.0%, increase resulted from the increase in sales volume of proprietary and third-party hardware. The Company’s overall gross margin for the six months ended June 30, 2017 increased slightly to 58.5% from 58.1% for the same period of 2016.

Operating Expenses

Operating expenses totaled $6.5 million and $6.6 million for the three months ended June 30, 2017 and 2016, respectively. This $0.1 million, or 0.9% decrease in operating expenses is due to the Company’s continued efforts to manage expenses in line with revenues, while strategically investing in certain areas of the business, such as sales and marketing. Specifically, we note the following items:

•

Sales and marketing expenses increased $0.4 million in the three months ended June 30, 2017 as compared to the same period in 2016, due to planned investments in sales and marketing, such as increased compensation, increased sales-related travel expenses, and additional marketing expenses.

•

General and administrative expenses decreased by $0.4 million in the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to lower professional accounting and legal fees, lower stock compensation expense, and lower outside services costs.

Operating expenses totaled $13.0 million and $13.2 million for the six months ended June 30, 2017 and 2016, respectively. This $0.2 million, or 1.7% decrease in operating expenses is due to the Company’s continued efforts to manage expenses in line with revenues, while strategically investing in certain areas of the business, such as sales and marketing and R&D. Specifically, we note the following items:

•

Sales and marketing expenses increased $0.6 million in the six months ended June 30, 2017 as compared to the same period in 2016, as planned investments in sales and marketing started in the first quarter of 2017 continued through the second quarter of 2017.

•

General and administrative expenses decreased by $0.7 million in the six months ended June 30, 2017 as compared to the same period in 2016, as cost savings from professional fees, outside services costs, stock compensation expense, and rents occurred in the first half of the 2017 year.

Warrant Liability

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. There was no change in warrant liability for the three months ended June 30, 2017 while the gain on change in warrant liability for the three months ended June 30, 2016 was $48 thousand. The gain on change in the warrant liability for the six months ended June 30, 2017 and 2016 were $231 thousand and $48 thousand, respectively. A gain on change in warrant liability represents a decrease in the amount of the Company’s warrant liability during that period.

Interest and other – Net

Interest (expense) and other income - net for the three months ended June 30, 2017 and 2016 were $(0.3) million and $0.1 million, respectively, a $0.4 million increase in expense. Interest (expense) and other income - net for the six months ended June 30, 2017 and 2016 were $(0.3) million and $0.4 million, respectively, a $0.7 million increase in expense. The changes to Interest (expense) and other income – net was primarily due to the stabilization of the British pound sterling against the U.S. dollar resulting in a foreign currency loss as compared to the opposite situation in 2016 that resulted in a foreign currency gain.

Income Tax Expense

The Company recorded $12 thousand income tax benefit for the three and six months ended June 30, 2017, resulting from foreign taxes. The Company did not record any income tax expenses for the three and six months ended June 30, 2016. The Company had book net losses in the three and six months ended June 30, 2017 and 2016 with a U.S. full valuation allowance against the resulting deferred tax asset at June 30, 2017 and 2016.

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

At June 30, 2017, the Company had no borrowings and $4.8 million in unused availability under the Revolving Facility. At June 30, 2017, the Company’s cash and cash equivalents balance was $2.2 million, of which $1.1 million was held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

The Company’s existing two year Revolving Facility contractually expires on October 13, 2017. Management is currently in discussions with the Bank for the renewal of this facility and anticipates its renewal for a subsequent two years. The Company believes that the combination of cash and availability under its Revolving Facility (assuming it is renewed) provide adequate cash to operate the Company through at least the next twelve months.

The Company has generated and used cash as follows:

(in thousands)	Six Months Ended June 30,
	2017	2016
Operating cash flow	$(1,807)	$(610)
Investing cash flow	(107)	(140)
Financing cash flow	(1,274)	700
Total	$(3,188)	$(50)

Operating Activities

The decrease in cash from operating activities of $1.8 million for the six months ended June 30, 2017 is primarily due to the Company’s net loss of $2.5 million. The net loss is offset by the following non-cash items:

•	Non-cash expense for depreciation and amortization of $1.6 million
•	Non-cash stock-based compensation of $0.3 million

•	Gain on change in warrant liability of $0.2 million
•	Loss from the disposal of fixed assets, net of accumulated depreciation, of $75 thousand
•	Non-cash amortization of loan origination fees of $39 thousand
•	Non-cash directors’ fees of $43 thousand
•	Allowance for doubtful accounts adjustment of $(14) thousand

In addition, the following are the principal changes in assets and liabilities that affected cash from operating activities during the six months ended June 30, 2017:

•	Accounts receivable decreased by $1.1 million due to improved collections as compared to the same period last year
•	Inventory decreased by $52 thousand, due to improved demand forecasting and inventory management
•	Other current assets increased by $13 thousand as prepaid expenses were added at a higher rate than expensed
•	Other assets, net decreased by $40 thousand as security deposits were reduced
•	Accounts payable decreased by $1.4 million, primarily due to increased payments of obligations and lower operating expenses
•	Accrued liabilities decreased by $1.3 million, primarily due to increased payments of obligations and lower operating expenses
•	Deferred revenue increased by $0.5 million, primarily due to maintenance revenues exceeding the value of new and renewal maintenance contracts values

Investing Activities

The decrease in cash from investing activities of $0.1 million during the six months ended June 30, 2017 was due to expenditures for property and equipment.

Financing Activities

The increase in cash used in financing activities during the six months ended June 30, 2017 was due to $1.3 million of payments on the Revolving Facility.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

An investment in our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-Q, including our historical financial statements and related notes included herein. The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses or operations. If any of the following risks or uncertainties occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all your investment.

Risks Related to Our Business

We have a history of incurring significant net losses, and our future profitability is not assured.

For the six months ended June 30, 2017 and 2016, we incurred net losses of approximately $2.5 million and $2.9 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

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

As of June 30, 2017, we had cash and cash equivalents of $2.2 million, including $1.1 million held in bank accounts of our subsidiaries located outside the United States, no outstanding indebtedness under the Revolving Facility, and approximately $4.8 million in unused availability under the Revolving Facility. If we are unable to increase our revenues or decrease our operating expenses to meet our operating plan, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we may need to obtain additional capital within the next twelve months to fund our planned operations. In addition, our Revolving Facility matures on October 13, 2017. We must negotiate an extension or renewal of our Revolving Facility on or before that date, or negotiate a new loan agreement with a different lender, or we will lose access to that source of capital. Under any of those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

The markets for digital signage are competitive and we may be unable to compete successfully.

The markets for digital signage are very competitive and we must compete with other established providers. We compete with larger companies in many of the markets we serve.

We expect existing competitors and new entrants into the markets where we do business to constantly revise and improve their business models, technology, and offerings considering challenges from us or other companies in the industry. If we cannot respond effectively to advances by our competitors, our business and financial performance may be adversely affected.

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

Our revenues are sensitive to fluctuations in foreign currency exchange rates and are principally exposed to fluctuations in the value of the U.S. dollar, the British pound and the euro. Changes to U.K. immigration policy could likewise occur because of Brexit. Although the U.K. would likely retain its diverse pool of talent, London’s role as a global center for business may decline, particularly if access to the single E.U. market is interrupted. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Currency fluctuations may adversely affect our business.

For the six months ended June 30, 2017, approximately 33% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

We transmit most of the content that we provide to our customers using Internet connectivity supplied by a variety of third-party network providers. If we experience failures or limited network capacity, we may be unable to maintain programming commitments. Problems with data transmission may be due to hardware failures, operating system failures or other causes beyond our control. In addition, there are a limited number of Internet providers with whom we could contract, and we may be unable to replace our current providers on favorable terms, if at all. If the transmission of data to our customers becomes unavailable, limited due to bandwidth constraints or is interrupted or delayed because of necessary equipment changes, our customer relationships and our ability to obtain revenues from current and new customers could suffer.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 33% and 34% of our revenue was derived from international markets in the six months ended June 30, 2017 and 2016, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

Providing visual communications solutions is a relatively new and rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. If we are unable to adapt our business model to keep pace with changes in the industry, or if we are unable to continue to demonstrate the value of our services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our products and services. Future technological advances may result in the availability of new service or product offerings or increase in the efficiency of our existing offerings. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost-effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of June 30, 2017, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and expand our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software,  documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and invention assignment agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

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

Our growth strategy includes expanding our geographic coverage in or into the Middle East, Europe and the Asia-Pacific region. In many cases, we have limited experience in these regions, and may encounter difficulties due to different technology standards, legal considerations, language barriers, distance and cultural differences. We may not be able to manage operations in these regions effectively and efficiently or compete effectively in these new markets. If we do not generate sufficient revenues from these regions to offset the expense of expansion into these regions, or if we do not effectively manage accounts receivable, foreign currency exchange rate fluctuations and taxes, our business and our ability to increase revenues and enhance our operating results could suffer.

Risks Related to Our Common Stock

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of June 30, 2017, Donald R. Wilson, Jr. and affiliated or related entities beneficially owned approximately 42% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 22% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We have received a delisting notice from Nasdaq and there can be no assurance that our securities will continue to be listed on Nasdaq.

On September 19, 2016 we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with a period of 180 calendar days from September 20, 2016 to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days. On March 21, 2017, Nasdaq notified us that while we had not regained compliance with the minimum bid price requirement, we were eligible for an additional 180-day grace period, or until September 18, 2017, to regain compliance with the minimum bid price requirement. Nasdaq’s determination was based on our having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and on our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time before September 18, 2017, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the price requirement. We intend to continue to monitor the bid price of our common stock. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance. We have received approval from our stockholders to carry out a reverse stock split, if deemed appropriate by our board of directors; however, a reverse stock split could have negative implications. We cannot assure you that we will be able to demonstrate compliance by September 18, 2017, in which case our common stock may then be subject to delisting.

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

Date: August 3, 2017

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