Form 10-Q
period 2017-09-30
RMG Networks Holding Corp
filed 2017-11-08
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, 11,156,257 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

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

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(In thousands, except share and per share information)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,560	$5,142
Accounts receivable, net of allowance for doubtful accounts of $380 and $364, respectively	8,770	10,381
Inventory, net	944	830
Prepaid assets	1,222	762
Total current assets	12,496	17,115
Property and equipment, net	3,090	3,710
Intangible assets, net	5,124	6,780
Loan origination fees	5	66
Other assets	179	228
Total assets	$20,894	$27,899
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$1,638	$3,231
Accrued liabilities	2,465	3,392
Secured line of credit	700	1,274
Deferred revenue	7,470	7,327
Total current liabilities	12,273	15,224
Warrant liability	59	289
Deferred revenue – non-current	603	655
Deferred rent and other	1,484	1,646
Total liabilities	14,419	17,814
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 11,231,257 shares issued; 11,156,257 shares outstanding, at September 30, 2017 and December 31, 2016, respectively.)	1	1
Additional paid-in-capital	113,950	113,514
Accumulated other comprehensive loss	(607)	(944)
Retained earnings (accumulated deficit)	(106,389)	(102,006)
Treasury Stock, at cost (75,000 shares)	(480)	(480)
Total stockholders’ equity	6,475	10,085
Total liabilities and stockholders’ equity	$20,894	$27,899

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2017 and 2016

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Products	$3,538	$4,174	$11,275	$11,080
Maintenance and content services	3,646	3,534	10,235	10,475
Professional services	1,597	1,820	5,327	5,351
Total Revenue	8,781	9,528	26,837	26,906
Cost of Revenue:
Products	2,253	2,169	6,543	6,049
Maintenance and content services	383	161	1,183	887
Professional services	1,307	1,139	3,708	3,806
Total Cost of Revenue	3,943	3,469	11,434	10,742
Gross Profit	4,838	6,059	15,403	16,164
Operating expenses:
Sales and marketing	2,177	2,239	6,711	6,135
General and administrative	2,930	3,287	8,484	9,576
Research and development	716	595	2,027	1,993
Depreciation and amortization	757	801	2,319	2,410
Total operating expenses	6,580	6,922	19,541	20,114
Operating loss	(1,742)	(863)	(4,138)	(3,950)
Other Income (Expense):
Gain on change in warrant liability	—	—	231	48
Interest (expense) and other income – net	(180)	3	(488)	386
Loss before income taxes and discontinued operations	(1,922)	(860)	(4,395)	(3,516)
Income tax expense (benefit)	—	27	(12)	27
Total loss from continuing operations	(1,922)	(887)	(4,383)	(3,543)
Loss from discontinued operations, net of taxes	—	—	—	(260)
Net loss	$(1,922)	$(887)	$(4,383)	$(3,803)
Other comprehensive loss:
Foreign currency translation adjustments	124	(128)	336	(532)
Total comprehensive loss	$(1,798)	$(1,015)	$(4,047)	$(4,335)

Continuing operations	$(0.17)	$(0.10)	$(0.39)	$(0.38)
Discontinued operations	—	—	—	(0.03)
Net loss per share of Common Stock (basic and diluted)	$(0.17)	$(0.10)	$(0.39)	$(0.41)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	11,156,257	9,220,510	11,156,257	9,220,510

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows (Inclusive of Discontinued Operations)

Nine Months Ended September 30, 2017 and 2016

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(4,383)	$(3,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,319	2,410
Gain on change in warrant liability	(231)	(48)
Loss from disposal of fixed assets - net of accumulated depreciation	76	—
Stock-based compensation	436	757
Non-cash loan origination fees	61	52
Non-cash directors’ fees	39	31
Inventory reserve adjustment for obsolescence	45	—
Allowance for doubtful accounts	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	1,744	955
Inventory	(137)	416
Other current assets	(441)	330
Other assets, net	49	8
Accounts payable	(1,608)	(913)
Accrued liabilities	(978)	(706)
Deferred revenue	33	(521)
Loss (gain) on long-term contract	—	(524)
Deferred rent and other liabilities	(161)	(222)
Net cash used in operating activities	(3,147)	(1,778)
Cash flows from investing activities
Purchases of property and equipment	(114)	(288)
Net cash used in investing activities	(114)	(288)
Cash flows from financing activities
Borrowings on secured line of credit	700	700
Payments on secured line of credit	(1,274)	—
Net cash provided by (used in) financing activities	(574)	700
Effect of exchange rate changes on cash	253	(353)
Net decrease in cash and cash equivalents	(3,582)	(1,719)
Cash and cash equivalents, beginning of period	5,142	3,206
Cash and cash equivalents, end of period	$1,560	$1,487
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$126
Cash paid during the period for income taxes	$14	$77

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

The composition of inventory at September 30, 2017 and December 31, 2016 was as follows:

(in thousands)	September 30, 2017	December 31, 2016
Finished Goods	$880	$683
Raw Materials	64	147
Total	$944	$830

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Products
•	Maintenance and content services
•	Professional services

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

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the consolidated financial statements approximates fair value due to the short-term maturity of these instruments; the line of credit’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with two financial institutions as of September 30, 2017. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $0.8 million held in foreign countries as of September 30, 2017 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options,  warrants and other equity instruments, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, and other equity instruments outstanding at September 30, 2017 and 2016 were anti-dilutive.

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

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year.  The Company will be required to apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  In addition, during March, April, May and December 2016 and September 2017, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance.

The standard requires entities to recognize revenue through the application of a five-step model that includes the: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations. The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of the initial application. The standard also allows entities to apply certain practical expedients at their discretion. The Company currently anticipates adopting the standard using the modified retrospective method with a cumulative catch up adjustment and providing the additional disclosures comparing results to previous rules. The Company is in the process of evaluating its portfolio of customer contracts using the five-step model and will continue to evaluate the impact of the new standard on its consolidated financial statements but its initial assessment anticipates this standard will have no material impact on its consolidated financial statements. The Company will continue the process of evaluating the standard and its initial assessment may change as it continues to refine its systems, processes and assumptions.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations. On August 14, 2017, the Company effected a 1:4 reverse stock split of the Company’s issued shares of common stock. All share and per share amounts have been presented to give retroactive effect to the 1 for 4 reverse stock split as if it occurred at the date of inception.

2. Revolving Facility

Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.5 million (the “Revolving Facility”).  The Revolving Facility had an effective date (the “Effective Date”) of October 13, 2015, and originally matured on October 13, 2017.  On November 6, 2017, the Borrowers entered into an amended and restated loan and security agreement (the “Restated Loan Agreement”) with an effective date of October 13, 2017 (the “Renewal Date”) which renews and extends the maturity date of the Revolving Facility to March 31, 2019 and makes certain other minor revisions to the Loan Agreement. The Restated Loan Agreement made no material changes in terms other than to change adjusted EBITDA covenant levels and the interest on advances under the Revolving Facility (the “Advances”) initially accrued on the unpaid principal balance of such Advances at a floating per annum rate equal to the greater of 4.50% or either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied. During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. Availability under the Revolving Facility is tied to a borrowing base formula. In connection with the closing of the Restated Loan Agreement, the Borrowers paid the Bank a commitment fee of $38 thousand, and the Borrowers will pay the Bank an additional commitment fee of $18 thousand on the first anniversary of the Renewal Date.

The Restated Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property. In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. The Restated Loan Agreement contains customary events of default including, among others, Borrowers’ breach of payment obligations or covenants, defaults in payment of other outstanding debt, material misrepresentations, a material adverse change and bankruptcy and insolvency events of default. The Bank’s remedies upon the occurrence of an event of default include, among others, the right to accelerate the debt and the right to foreclose on the collateral securing the Revolving Facility. The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers.

The Company had $0.7 million of incremental borrowings against the Revolving Facility during the three months ended September 30, 2017. At September 30, 2017, the Company had $0.7 million of borrowings outstanding and $3.4 million in unused availability under the Revolving Facility. At December 31, 2016, the Company had $1.3 million in borrowings and $1.0 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

3. Income Taxes

The Company reported book losses for the three and nine months ended September 30, 2016. The Company reported a full valuation allowance against its net deferred U.S. income tax assets at September 30, 2017 and December 31, 2016. All evidence and information available suggests that the Company will maintain the full valuation allowance in 2017.  Therefore, for the three and nine months ended September 30, 2017, there was no income tax benefit recorded for the U.S.

pre-tax book losses; however, the Company recorded $12 thousand in income tax benefit related to foreign taxes for the nine months ended September 30, 2017. There was no income tax benefit recorded for the U.S. pre-tax book losses; however, the Company recorded $27 thousand in income tax expense related to foreign taxes for the three and nine months ended September 30, 2016.

4. Reverse Stock Split

On August 1, 2017, the Company’s board of directors approved a 1-for-4 reverse stock split of its common stock. The reverse split was effective following the close of trading on August 14, 2017, and its common stock began trading on a split-adjusted basis on August 15, 2017. When the reverse stock split became effective, every four shares of issued and outstanding common stock of the Company were combined into one issued and outstanding share of common stock with no change in par value per share. The reverse stock split reduced the number of shares of the Company’s outstanding common stock from approximately 44,623,949 shares to 11,156,257 million shares. No fractional shares were issued as a result of the reverse stock split; instead, to the extent any holders of pre-reverse split shares were entitled to fractional shares as a result of the reverse stock split, the Company issued an additional share to such holder of fractional shares. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise or vesting of the Company’s outstanding stock options and warrants.

5. Equity Incentive Plan

On April 3, 2017, the Company granted 37,500 split-adjusted stock options under the Company’s 2013 Equity Incentive Plan to senior executives. The stock options have vesting base dates of the employees’ start dates, each of which were in 2016. These options have an exercise price of $4.00 and a three -year service requirement with 1/3 of the options vesting on the anniversaries of the vesting base date. In addition, the stock options have a 10-year term and the Black Scholes model was used to measure the fair value of the stock-based compensation awards.

The amortization expense associated with stock options during the three months ended September 30, 2017 and 2016 was $110 thousand and $147 thousand, respectively. The amortization expense associated with stock options during the nine months ended September 30, 2017 and 2016  was $436 thousand and $757 thousand, respectively. The unamortized cost of the options at September 30, 2017 was $329 thousand, to be recognized over a weighted-average remaining life of 0.9 years. At September 30, 2017, and December 31, 2016,  400,417 and 240,000 split-adjusted options were exercisable, respectively. There was no intrinsic value associated with the options as of September 30, 2017. The weighted-average remaining contractual life of the options outstanding is 7.4 years.

6. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

(in thousands)	Nine Months Ended
	September 30,
Region	2017	2016
North America	$17,429	$17,942
International
United Kingdom	4,559	4,272
Middle East	3,989	2,753
Europe	661	1,246
Other	199	693
International	9,408	8,964
Total	$26,837	$26,906

The vast majority of the Company's long-lived assets are located in the United States.

7. Related Party Transactions

The Company had an agreement with a company owned by a board member under which it originally paid $10 thousand a month for public relations services, which was renegotiated to $5 thousand a month starting August 2016 and was terminated in December 2016. Under this agreement, the Company incurred no charges for the three and nine months ended September 30, 2017 and $21 thousand and $83 thousand for the three and nine months ended September 30, 2016.

Effective July 1, 2016, the Company entered into an agreement with a company owned by an employee under which it receives a flat fee of $5 thousand a month for content and marketing services. This agreement expired on April 30, 2017. Under this agreement, the Company earned $20 thousand and $15 thousand in revenue for the nine months ended September 30, 2017 and 2016, respectively.

8. Subsequent Event

On November 6, 2017, the Borrowers entered into the Restated Loan Agreement with an effective date of the Renewal Date which renews and extends the maturity date of the Revolving Facility to March 31, 2019 and makes certain other minor revisions to the Loan Agreement. The Restated Loan Agreement made no material changes in terms other than to change the interest rate on Advances at a floating per annum rate equal to the greater of either 4.50% or, depending on whether certain conditions are satisfied, 1.75% above the prime rate or 2.75% above the prime rate. See Footnote #2. Revolving Facility.

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

The Company is one of the largest integrated digital signage solution providers, offering enterprise-class digital signage solutions that are relied upon by a majority of Fortune 100 companies and thousands of customers in locations worldwide. Through an extensive suite of products and services that include proprietary software, software-embedded hardware, maintenance and content services,  custom creative services, installation and training services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients for critical contact center, supply chain, internal communications, hospitality, retail and other applications. Large concentrations of the Company’s customers are in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. Our solutions deliver real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer’s IT infrastructure, data and security environments.

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

Revenue is recognized as outlined in  “Critical Accounting Policies - Revenue Recognition” below. The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 91% and 89% of its annual sales in the first nine months of 2017 and 2016, respectively, while 9% and 11% of its sales were generated through resellers in the during the same periods of 2017 and 2016, respectively. Outside the United States, approximately 73% and 69% of the first nine months’ sales come from the reseller channel in 2017 and 2016, respectively. Overall, approximately 70% and 73% of the Company’s global enterprise sales are derived from direct sales in the first nine months of 2017 and 2016, respectively, with the remaining 30% and 27% generated through indirect partner channels in the same periods of 2017 and 2016, respectively.

The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not generally offer contractual rights of return other than under standard product warranties, and product returns from resellers have been insignificant to date. The Company sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies. The Company bills resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

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

Revenues

After maintenance revenues stabilized in 2015 and 2016, the Company saw lower maintenance revenues in the first three quarters of 2017 due to lower maintenance renewals, primarily in the United Kingdom and European regions.  Since the first quarter of 2015, professional services revenue has varied greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues will be largely dependent on the Company’s success in signing larger deals with significant professional services components. Also in 2016, the Company replaced the managing director leading its Europe and Southeast Asia markets and added new sales headcount to seek to improve sales in those regions. Given the uncertainty in the United Kingdom and Europe as a result of Brexit, revenue trends in that region still remain uncertain. In addition, the macro-economic impact of continuing low oil prices in the Middle East will likely continue to have an impact on certain customers electing to delay committed projects until oil prices begin to rise again.

Expenses

Since 2015, the Company has significantly reduced its overall cost structure as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, reducing ineffective marketing initiatives, and developing more efficient product distribution operations. Beginning in 2017, the Company has begun investing in areas that it believes have a strong return potential such as sales and marketing, content-related services and research and development.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016

The following table summarizes the results of operations of the Company for the three and nine months ended September 30, 2017 and 2016.

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Chg	2017	2016	% Chg
Revenue	$8,781	$9,528	(7.8)%	$26,837	$26,906	(0.3)%
Cost of Revenue	3,943	3,469	13.7%	11,434	10,742	6.4%
Gross Profit	4,838	6,059	(20.2)%	15,403	16,164	(4.7)%
Operating Expenses -
Sales and marketing	2,177	2,239	(2.8)%	6,711	6,135	9.4%
General and administrative	2,930	3,287	(10.9)%	8,484	9,576	(11.4)%
Research and development	716	595	20.3%	2,027	1,993	1.7%
Depreciation and amortization	757	801	(5.5)%	2,319	2,410	(3.8)%
Total Operating Expenses	6,580	6,922	(4.9)%	19,541	20,114	(2.8)%
Operating Loss	(1,742)	(863)	(101.9)%	(4,138)	(3,950)	(4.8)%
Gain on change in warrant liability	—	—	—%	231	48	381.3%
Interest (expense) and other income - net	(180)	3	(6,100.0)%	(488)	386	(226.4)%
Loss before income taxes and discontinued operations	(1,922)	(860)	(123.5)%	(4,395)	(3,516)	(25.0)%
Income Tax Expense	—	27	(100.0)%	(12)	27	(144.4)%
Net loss before discontinued operations	(1,922)	(887)	(116.7)%	(4,383)	(3,543)	(23.7)%
Loss from discontinued operations, net of taxes	—	—	—%	—	(260)	100.0%
Net Loss	$(1,922)	$(887)	(116.7)%	$(4,383)	$(3,803)	(15.3)%

Revenue

The following table summarizes the composition of the Company’s revenue for the three and nine months ended September 30, 2017 and 2016.

(in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
Revenue -
Products	$3,538	40.3%	$4,174	43.8%	$11,275	42.1%	$11,080	41.2%
Maintenance and content services	3,646	41.5%	3,534	37.1%	10,235	38.1%	10,475	38.9%
Professional services	1,597	18.2%	1,820	19.1%	5,327	19.8%	5,351	19.9%
Total	$8,781	100.0%	$9,528	100.0%	$26,837	100.0%	$26,906	100.0%

Total revenues of $8.8 million for the three months ended September 30, 2017 decreased $0.7 million, or 7.8%, from $9.5 million for the three months ended September 30, 2016, primarily due to a decrease in product revenues and professional services revenues, partially offset by slightly higher maintenance and content services revenues. Total revenues of $26.8 million for the nine months ended September 30, 2017 decreased $0.1 million, or 0.3%, over the same period in 2016.

Revenues from product sales for the three months ended September 30, 2017 decreased $0.7 million, or 15.2%, over the same period in 2016, primarily due to a decrease in proprietary media player hardware and software sales, offset by higher sales of RMG MAX LED displays. Revenues from product sales for the nine months ended September 30, 2017 increased $0.2 million, or 1.8%, from the same period of 2016 primarily due to an increase in sales of proprietary media player hardware and RMG MAX LED screens.

Revenues derived from maintenance and content service contracts for the three months ended September 30, 2017 increased $0.1 million, or 3.2%, over the same period in 2016, due to increased contract renewals in North America. Revenues from maintenance and content service contracts for the nine months ended September 30, 2017 decreased by $0.3 million, or 2.3%, over the same period in 2016, primarily due to lower renewals in the United Kingdom and European regions, offset by increased contract renewals in North America.

Revenues derived from professional service are impacted by the sales mix and professional services employee utilization in any given quarter. In the three months ended September 30, 2017, professional services revenues decreased by $0.2 million, or 12.3%, over the same period in 2016, primarily due to lower new sales orders and sales mix.  In the nine months ended September 30, 2017,  professional services revenue decreased $0.1 million, or 0.4%, over the same period of 2016.

The following table sets forth the Company’s revenue on a geographic basis for the nine months ended September 30, 2017 and 2016.

(in thousands)	Nine Months Ended September 30,
Region	2017		2016
North America	$17,429	64.9%	$17,942	66.7%
International:
United Kingdom	4,559	17.0%	4,272	15.9%
Middle East	3,989	14.9%	2,753	10.2%
Europe	661	2.5%	1,246	4.6%
Other	199	0.7%	693	2.6%
Total International	9,408	35.1%	8,964	33.3%
Total	$26,837	100.0%	$26,906	100.0%

Revenue grew in the United Kingdom and the Middle East, during the nine months ended September 30, 2017 as compared to the same period in 2016. United Kingdom revenues increased during the nine months ended September 30, 2017 as compared to the same period in 2016,  primarily due to increased product revenue resulting from higher sales of proprietary and third-party hardware. The increase in United Kingdom revenues was offset by the negative foreign currency impact of the weakened British pound sterling against the U.S. dollar and lower maintenance and content services revenues in the nine months ended September 30, 2017, as compared to the same period in 2016. Revenues in the Middle East region also increased during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to increased product revenue. Revenues decreased in the North American region during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to a decrease in product revenue, resulting from lower proprietary hardware and software revenues. Revenues in the Europe region decreased in the nine months ended September 30, 2017 as compared to the same period in 2016, due to lower product revenue and lower maintenance and content service revenues. Revenues in the Other region decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to decreased product revenue.

Cost of Revenue

Cost of revenue totaled $3.9 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively. This $0.4 million, or 13.7%, increase in cost of revenue was attributable to lower cost of revenue in 2016 resulting from a combination of non-recurring credits to product and maintenance costs from a component manufacturer and resolution of a vendor billing matter. As a result, for the three months ended September 30, 2017,  gross margin was 55.1%, a decrease from 63.6% for the same period of 2016.

Cost of revenue totaled $11.4 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively. This $0.7 million, or 6.4%, increase was attributable to lower cost of revenue in 2016 resulting from a combination of non-recurring credits to product and maintenance costs from a component manufacturer and resolution of a vendor billing matter.  As a result, for the nine months ended September 30, 2017, gross margin was  57.4%, a decrease from 60.1% for the same period of 2016.

Operating Expenses

Operating expenses totaled $6.6 million and $6.9 million for the three months ended September 30, 2017 and 2016, respectively. This $0.3 million, or 4.9%, decrease in operating expenses was due to the Company’s continued efforts to manage expenses in line with revenues, while strategically investing in certain areas of the business. Specifically, we note the following items:

•

Sales and marketing expenses decreased $0.1 million in the three months ended September 30, 2017, as compared to the same period in 2016,  primarily due to lower sales commissions and sales-related travel expenses.

•

General and administrative expenses decreased by $0.4 million in the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to lower professional accounting and legal fees, lower stock compensation expense, and lower office rent expenses.

Operating expenses totaled $19.5 million and $20.1 million for the nine months ended September 30, 2017 and 2016, respectively. This $0.6 million, or 2.8%, decrease in operating expenses was due to the Company’s continued efforts to manage expenses in line with revenues, while strategically investing in certain areas of the business, such as sales and marketing and R&D. Specifically, we note the following items:

•

Sales and marketing expenses increased $0.6 million in the nine months ended September 30, 2017, as compared to the same period in 2016,  as planned investments in sales and marketing started in the beginning of 2017 continued through the third quarter of 2017.

•

General and administrative expenses decreased by $1.1 million in the nine months ended September 30, 2017, as compared to the same period in 2016,  primarily due to lower professional accounting and legal fees, lower stock compensation expense, and lower office rent expenses.

Warrant Liability

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. There was no change in warrant liability for the three months ended September 30, 2017 or for the three months ended September 30, 2016. The gain on change in the warrant liability for the nine months ended September 30, 2017 and 2016 were $231 thousand and $48 thousand, respectively.  A gain on change in warrant liability represents a decrease in the amount of the Company’s warrant liability during that period.

Interest and other – Net

Interest (expense) and other income - net for the three months ended September 30, 2017 and 2016  were $(0.2)  million and none, respectively, a $0.2 million increase in expense related primarily to foreign currency exchange from restating monetary assets. Interest (expense) and other income - net for the nine months ended September 30, 2017 and 2016 were $(0.5)  million and $0.4million, respectively, a $0.9 million increase in expense. The changes to Interest (expense) and other income – net was primarily due to the stabilization of the British pound sterling against the U.S. dollar resulting in a foreign currency loss as compared to the opposite situation in 2016 that resulted in a  foreign currency gain.

Income Tax Expense

The Company recorded no income tax benefit for the three months ended September 30, 2017 and $12 thousand income tax benefit for the nine months ended September 30, 2017, resulting from foreign taxes. The Company recorded $27 thousand of income tax expenses for the three and nine months ended September 30, 2016, respectively. The Company had book net losses in the three and nine months ended September 30, 2017 and 2016 with a U.S. full valuation allowance against the resulting deferred tax asset at September 30, 2017 and 2016.

Liquidity and Capital Resources

The Company has a history of operating losses and negative cash flow, including the Media business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015 and 2016 to reduce its operating costs and in 2017, continues to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs. In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility (the “Revolving Facility”) available to the Borrowers in the principal amount of up to $7.5 million.  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and originally matured on October 13, 2017.  The Revolving Facility was amended and restated effective October 13, 2017, pursuant to an amended and restated loan and security agreement (the “Restated Loan Agreement”), with  an extended maturity date of March 31, 2019.  Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a per annum rate equal to the greater of 4.50% or either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

In November 2016, the Company filed a “shelf” registration statement on Form S-3 with the SEC which allows the Company to quickly seek to raise equity capital through a variety of structures in the public markets. On December 29, 2016, the Company completed a rights offering to existing stockholders of record at November 29, 2016 as well as the related sale of shares to existing stockholders pursuant to a standby purchase agreement. Pursuant to the rights offering and the related private placement, the Company issued an aggregate of 1,935,477 split-adjusted shares of common stock at a price of $2.48 per share for gross proceeds of approximately $4.8 million. Offset by $0.4 million in transaction expenses, the rights offering resulted in $4.4 million of net cash proceeds to be used for general working capital purposes.

At September 30, 2017, the Company had $0.7 million in borrowings and $3.4 million in unused availability under the Revolving Facility. At September 30, 2017, the Company’s cash and cash equivalents balance was $1.6 million, of which $0.8 million was held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. If the Company were to repatriate the cash held by its subsidiary located outside the United States, it may incur tax liabilities.

The Company continues to analyze its liquidity to ensure it is able to execute its planned operations. Through the combination of the Company’s cash and availability under the Revolving Facility, the ability to seek new capital through the equity capital markets via its effective “shelf” registration statement, and its current forecasts, the Company believes it should have adequate cash to operate the Company through at least the next twelve months. However, if the Company is unable to achieve its forecasts, fails to meet any of the financial covenants in the Revolving Facility and is unable to obtain a waiver or an amendment from the Bank to allow it to continue to borrow, or raise additional equity capital, the Company may need to pursue one or more alternatives, such as to reduce or delay investments in its business, or seek additional financing. There is no assurance, however, that the Company will be able to raise additional capital or obtain additional financing on commercially reasonable terms or at all.

The Company has generated and used cash as follows:

(in thousands)	Nine Months Ended September 30,
	2017	2016
Operating cash flow	$(3,147)	$(1,778)
Investing cash flow	(114)	(288)
Financing cash flow	(574)	700
Total	$(3,835)	$(1,366)

Operating Activities

Net cash used in operating activities of $3.1 million for the nine months ended September 30, 2017 is primarily due to the Company’s net loss of $4.4 million. The net loss is offset by the following non-cash items:

•	Non-cash expense for depreciation and amortization of $2.3 million
•	Non-cash stock-based compensation of $0.4 million
•	Gain on change in warrant liability of $0.2 million
•	Loss from the disposal of fixed assets, net of accumulated depreciation, of $76 thousand
•	Non-cash amortization of loan origination fees of $61 thousand
•	Non-cash directors’ fees of $39 thousand
•	Non-cash inventory reserve adjustment for obsolescence of $45 thousand
•	Allowance for doubtful accounts adjustment of $(10) thousand

In addition, the following are the principal changes in assets and liabilities that affected cash from operating activities during the nine months ended September 30, 2017:

•	Accounts receivable decreased by $1.7 million due to improved collections as compared to the same period last year
•	Inventory increased by $0.1 million, due to purchases for anticipated demand
•	Other current assets increased by $0.4 million due to higher prepaid expenses
•	Other assets, net decreased by $49 thousand due to return of certain lease-related security deposits
•	Accounts payable decreased by $1.6 million, primarily due to increased payments of obligations and lower operating expenses
•	Accrued liabilities decreased by $1.0 million, primarily due to increased payments of obligations and lower operating expenses
•	Deferred revenue increased by $33 thousand, primarily due to new and renewal maintenance contracts values exceeding maintenance revenues

Investing Activities

Net cash used in investing activities of $0.1 million during the nine months ended September 30, 2017 was due to expenditures for property and equipment.

Financing Activities

Net cash used in financing activities of $0.6 million during the nine months ended September 30, 2017 was due to $1.3 million of payments on the Revolving Facility offset by borrowings of $0.7 million against the Revolving Facility.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2017 and 2016, we incurred net losses of approximately $4.4 million and $3.8 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We may not be able to generate sufficient cash to service our debt obligations.

Effective November 6, 2017, we entered into the Restated Loan Agreement with Silicon Valley Bank pursuant to which we may borrow the principal amount of up to $7.5 million from time to time under the Revolving Facility.  The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. When we have a balance outstanding, our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Likewise, when we have a balance outstanding, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2017, we had cash and cash equivalents of $1.6 million, including $0.8 million held in bank accounts of our subsidiaries located outside the United States, no outstanding indebtedness under the Revolving Facility, and approximately $3.4 million in unused availability under the Revolving Facility. If we are unable to increase our revenues or decrease our operating expenses to meet our operating plan, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we may need to obtain additional capital within the next twelve months to fund our planned operations. Under any of those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

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

Implementation and integration of new products, such as expanding our software, media player and services product portfolios and our software-as-a-service (“SaaS”) offerings, could harm our results of operations.

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

The process of introducing a new product to the market is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event we are not successful in developing a wide range of offerings or do not gain wide acceptance in the marketplace, we may not recoup our investment costs, and our business, financial condition and results of operations may be materially adversely affected. In addition, implementation of a SaaS offering may reduce demand for our existing product lines, which may have a material adverse effect on our business, financial condition or result of operations.

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

For the nine months ended September 30, 2017, approximately 35% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

From time to time, we have experienced delays in manufacturing our products for several reasons, including component delivery delays, component shortages and component quality deficiencies. Component shortages, delays in the delivery of components, cloud hosting provider outages and supplier product quality deficiencies may occur in the future. These delays or problems have in the past and could in the future result in delivery delays, reduced revenues, strained relations with customers and loss of business. Also, in an effort to avoid actual or perceived component shortages, we may purchase more components or cloud capacity than we may otherwise require. Excess component or cloud capacity inventory resulting from over-purchases, obsolescence, installation cancellations or a decline in the demand for our products could result in equipment impairment, which in the past has had and in the future would have a negative effect on our financial results.

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

We transmit our SaaS offering and most of the content that we provide to our customers using Internet connectivity supplied by a variety of third-party network providers. If we experience failures or limited network capacity, we may be unable to maintain programming commitments. Problems with data transmission may be due to hardware failures, operating system failures or other causes beyond our control. In addition, there are a limited number of Internet providers with whom we could contract, and we may be unable to replace our current providers on favorable terms, if at all. If the transmission of data to our customers becomes unavailable, limited due to bandwidth constraints or is interrupted or delayed because of necessary equipment changes, our customer relationships and our ability to obtain revenues from current and new customers could suffer.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 35% and 33% of our revenue was derived from international markets in the nine months ended September 30, 2017 and 2016, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

In order for us to export certain products, services or solutions, we are required to obtain licenses from the U.S. government. We cannot be sure of our ability to obtain the U.S. government licenses or other approvals required to export our services and solutions for sales to foreign governments, foreign commercial clients or foreign destinations. Failure to receive required licenses or authorizations could hinder our ability to export our services and solutions and could harm our business, financial condition and results of operations. Export transactions may also be subject to the import laws of the importing and destination countries. If we fail to comply with these import laws, our ability to sell our services and solutions may be negatively impacted which would have a material adverse effect on our business and results of operations.

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

Our ability to effectively serve our customers on a timely basis depends significantly on our information systems and those of our cloud service providers. To manage the growth of our operations, we will need to continue to improve and expand our operational and financial systems, internal controls and business processes; in doing so, we could encounter implementation issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or a breach in security of these systems could adversely impact financial accounting and reporting, efficiency of our operations and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem or breach. Such events may have a material adverse effect on us.

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of September 30, 2017, we held four issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and expand our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software,  documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software. We provide SaaS under subscription agreements which impose restrictions on the subscriber’s ability to use the services. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and invention assignment agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and
•	policing unauthorized use of our products, services and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

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

As of September 30, 2017, Donald R. Wilson, Jr. and affiliated or related entities beneficially owned approximately 42% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 22% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We may not be able to maintain our listing on Nasdaq.

On September 19, 2016 we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with a period of 180 calendar days from September 20, 2016 to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days. On March 21, 2017, Nasdaq notified us that while we had not regained compliance with the minimum bid price requirement, we were eligible for an additional 180-day grace period, or until September 18, 2017, to regain compliance with the minimum bid price requirement. On August 14, 2017, we effected a 1:4 reverse stock split of our outstanding shares of common stock. On August 30, 2017, we received written notification from Nasdaq indicating that we had regained compliance with the minimum bid price requirement, as a result of the closing bid price of our common stock having been at $1.00 per share or greater for at least ten consecutive business days. Notwithstanding that we are not currently subject to delisting based on the minimum bid price requirement, if the closing bid price for our common stock is below $1.00 for a period of 30 consecutive business days, we would again be subject to potential delisting from Nasdaq.

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

In addition, outstanding warrants to purchase an aggregate of 3,150,483 shares of common stock are currently exercisable. These warrants would only be exercised if the $35.21 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.       Other Information

On November  6, 2017, the Borrowers entered into the Restated Loan Agreement effective as of the Renewal Date which renews and extends the maturity date of the Revolving Facility to March 31, 2019 and makes certain other minor revisions to the Loan Agreement. The Restated Loan Agreement made no material changes in terms other than to change adjusted EBITDA covenant levels and the interest on Advances initially accrued on the unpaid principal balance of such Advances at a floating per annum rate equal to the greater of 4.50% or either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied. During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived.

All accrued and unpaid interest is payable monthly on the last calendar day of each month. Availability under the Revolving Facility is tied to a borrowing base formula. In connection with the closing of the Restated Loan Agreement, the Borrowers paid the Bank a commitment fee of $38 thousand and the Borrowers will pay the Bank an additional commitment fee of $18 thousand on the first anniversary of the Renewal Date.

The Company had $0.7 million of incremental borrowings against the Revolving Facility during the three months ended September 30, 2017. At September 30, 2017, the Company had $0.7 million of borrowings outstanding and $3.4 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

The Restated Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property. In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month.

The Restated Loan Agreement contains customary events of default including, among others, Borrowers’ breach of payment obligations or covenants, defaults in payment of other outstanding debt, material misrepresentations, a material adverse change and bankruptcy and insolvency events of default. The Bank’s remedies upon the occurrence of an event of default include, among others, the right to accelerate the debt and the right to foreclose on the collateral securing the Revolving Facility. The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers.

A copy of the Restated Loan Agreement is filed herewith as Exhibit 10.1 and is incorporated herein by reference. The foregoing description of the Restated Loan Agreement does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

Item 6.      Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Form of Certificate of Designation of Series A Convertible Preferred Stock (3)
3.4	Amended and Restated Bylaws (4)
10.1*	Amended and Restated Loan and Security Agreement, dated November 6, 2017
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on August 15, 2017.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Form of Certificate of Designation of Series A Convertible Preferred Stock (3)
3.4	Amended and Restated Bylaws (4)
10.1*	Amended and Restated Loan and Security Agreement, dated November 6, 2017
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on August 15, 2017.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.

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

Date: November 7, 2017