Form 10-K
period 2017-12-31
RMG Networks Holding Corp
filed 2018-04-04
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒.

As of June 30, 2017, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $2.64 closing price (following the 1-for-4 reverse stock split completed on August 14, 2017) of the registrant’s common stock as reported on the NASDAQ Stock Market on that date, was approximately $12.6 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 4, 2018, there were 11,156,257 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2018, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	our history of incurring significant net losses;

•	the ability to maintain our Nasdaq listing;

•	the risk that any projections, including earnings, revenues, expenses, margins or any other financial items are not realized;

•	business development activities, including our ability to contract with, and retain, customers on attractive terms;

•	the competitive environment in the markets in which we operate;

•	success in retaining or recruiting, or changes required in, our management and other key personnel;

•	the potential liquidity and trading of our securities;

•	our ability to raise additional capital, if needed, on satisfactory terms, or at all;

•	the general volatility of the market price of our common stock;

•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act); and

•	changing legislation and regulatory environments;

•	general economic conditions.

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

We provide enterprise communication solutions that empower organizations to visualize critical business data to better run their businesses in contact center, supply chain, internal communications, hospitality, retail and other applications primarily in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and for federal, state and local governments. We differentiate ourselves through dynamic business data visualization delivering real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers. The solutions we provide are designed to integrate seamlessly with a customer’s IT infrastructure and data and security environments. Our solutions are comprised of a suite of products that include proprietary software, software-embedded hardware, maintenance and support services, content and creative services, installation services and third-party displays.

We power thousands of digital screens and end-points, and the diversity of products that we offer, combined with our technical expertise, provide our customers and partners with business data visualization solutions that differentiate us from our competitors. We are led by an experienced senior management team with a proven track record of building and successfully running and growing technology and services companies.

Our operations span over 30 years with our principal subsidiary having been in operation since 1980.

Proposed Transaction with an Affiliate of the Company’s Executive Chairman Gregory H. Sachs

On April 2, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SCG Digital, LLC, a Delaware limited liability company (“Parent”), SCG Digital Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and SCG Digital Financing, LLC, a Delaware limited liability company and an affiliate of Parent, solely for the purposes of Sections 6.19, 8.03 and 8.04 of the Merger Agreement. Under the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Shareholders of the Company’s common stock (other than Parent and its affiliates and rollover shareholders that enter into agreements with Parent to contribute shares of Company common stock to an affiliate of Parent prior to the closing of the Merger) will receive $1.27 in cash per share in the Merger. Shareholders of the Company’s common stock (other than Parent and its affiliates and rollover shareholders that enter into agreements with Parent to contribute shares of Company common stock to an affiliate of Parent prior to the closing of the Merger) will receive $1.27 in cash per share in the Merger. Parent is owned by SCG Digital Holdings, Inc., a Delaware corporation and an affiliate of Gregory H. Sachs, the Company’s Executive Chairman (collectively, the “Sponsor”).

Mr. Sachs and certain of his affiliates have entered into a voting agreement (the “Voting Agreement”) with the Company and agreed, among other things, to vote his shares of the Company’s common stock in favor of adoption and approval of this Agreement and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement.  All members of the Board of Directors of the Company in attendance at the meeting approved the Merger Agreement on the unanimous recommendation (with Mr. Sachs recusing himself and one member unable to attend the final meeting due to a personal matter) of a Special Committee comprised entirely of independent directors of the Company (the “Special Committee”).

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through May 17, 2018 (the “Initial Go Shop End Date”); provided that such end date may be extended at the election of the Company (upon written notice to Parent) at any time prior to the Initial Go Shop End Date until June 1, 2018 (such period commencing with the Execution Date, as may be extended, the “Go-Shop Period”). After the conclusion of the Go-Shop Period, the Company may continue discussions with any “Excluded Person”, defined as a party that submits (and has not withdrawn) a written proposal during the Go-shop Period that the Special Committee determines in good faith, after consultation with its financial advisor and outside legal counsel, is, or would reasonably be expected to lead to, a “Superior Proposal,” as defined in the Merger Agreement and with whom the Company remains in continuous active discussions.

Except with respect to Excluded Persons, after the conclusion of the Go-Shop Period, the Company will be subject to a “no-shop” restriction on its ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company to provide information and participate in discussions with respect to third party proposals submitted after the conclusion of the Go-Shop Period and with respect to which the Special Committee has made the determinations previously described.

The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a Superior Proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, a termination fee, as well as reimbursement for certain fees and expenses up to an “Expense Make Whole Threshold” may be payable by the Company to Parent in the following circumstances: (i) if such termination occurs before the Initial Go Shop End Date, the Company will not be required to pay a termination fee, (ii) if the Go Shop Period is extended and the Merger Agreement is terminated by the Company before the Non-Solicitation Start Date so that the Company can enter into an alternative acquisition agreement with an Excluded Person, then the Company will be required to pay a fee of $150,000 and (iii) if the Merger Agreement is terminated by the Company or Parent in certain other circumstances more fully set forth in the Merger Agreement, then the Company will be required to pay a fee of $500,000.  In the event that the Merger Agreement is terminated by the Company due to a material breach of the Merger Agreement by Parent or Merger Sub or in the event that Parent or Merger Sub fail to consummate the Merger when otherwise obligated to do so pursuant to the terms and conditions thereof, the Merger Agreement provides for Parent to pay to the Company a penalty loan of $1 million (the “Penalty Loan”) upon termination of the Merger Agreement.

Consummation of the Merger is subject to various conditions, including adoption of the Merger by a vote of a majority of the minority shareholders of the outstanding shares of the Company’s common stock (other than any rollover investors, shareholders affiliated with Parent and the Company’s executive officers) and other customary closing conditions described in the Merger Agreement, and other customary closing conditions. The parties expect to close the transaction during the second quarter of 2018.

In connection with the Merger Agreement, on April 2, 2018, the Company and certain of its subsidiaries (the “Borrowers”) entered into the Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with SCG Digital Financing, LLC (the “Subordinated Lender”), pursuant to which the Subordinated Lender agreed to make available to the Borrowers a bridge loan (the “Bridge Loan”) in the principal amount of $2 million.  The Subordinated Lender is an affiliate of Mr. Sachs.  If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms (the Penalty Loan together with the Bridge Loan, the “Subordinated Loans”). The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due.  No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the closing date.  Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime rate.   If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity.  During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter.

Upon the occurrence of certain events (including the failure of the Company’s unaffiliated shareholders to approve the Merger), the Subordinated Lender has the right to convert principal and accrued interest outstanding under the Bridge Loan into shares of Series A Preferred Stock of the Company on the terms set forth therein.

The Subordinated Loans are subordinated to the obligations under the Amended and Restated Loan and Security Agreement (the “Restated Loan Agreement”) dated October 13, 2017 with Silicon Valley Bank (the “Bank”) pursuant to a Subordination Agreement dated as of April 2, 2018.

On April 2, 2018, the Borrowers also entered into the First Amendment (the “First Amendment”) to the Restated Loan Agreement with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement (as defined above) by the Company and certain of its subsidiaries, among other things.

The Special Committee engaged Lake Street Capital Markets LLC (“Lake Street”) to provide a fairness opinion to the Special Committee. On April 2, 2018, Lake Street delivered an opinion to the Special Committee that as of the date of the opinion, the merger consideration to be received by holders of the Company’s common stock is fair to such holders (other than the holders of Company common stock that are affiliates of Parent) from a financial point of view.

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

Competitive Strengths

We believe that the following factors differentiate us from our competitors and position us for continued growth:

We provide dynamic “real time” business data visualization. Differentiated from digital signage solutions that only offer the capability to place a set loop of content onto one or a few display endpoints, we offer solutions to dynamically visualize critical business data and content that help companies track and measure their operations or communicate with target audiences more efficiently and effectively. Our technology platforms and integrated solutions can interface with a customer’s disparate business systems, assemble data, apply business logic and display the output in real-time on thousands of end points across a multinational network.

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

We offer comprehensive, configurable solutions and not just individual solution components.  One key to our market leadership is our robust software suite that offers flexibility for nearly any client application. This includes installations ranging from a single display to many hundreds or even thousands of end-points. This platform allows us to build, manage, maintain and monetize comprehensive visual communication solutions for our customers. To accomplish this, we approach the market with a full complement of integrated ready-to-use technologies, including our proprietary software and software-embedded appliances, and a wide range of proprietary and third-party flat screen displays, kiosks, video walls, mobile devices and other digital signage endpoints. We also provide a wide range of professional services including installation and training, software and hardware maintenance and support, and creative content. We are typically the prime source for technical resources for implementations that feature our proprietary software and software-embedded appliances. We maintain strong customer support groups in the United States and internationally offering around-the-clock client support. In addition, we have a full-time multinational team of content writers, video producers, graphic designers and editors who develop both original and subscription content as required by customers.

We are trusted by some of the largest organizations in the world.  Some of the largest and most demanding organizations, including a majority of Fortune 100 companies, count on our solutions every day to inform, educate and motivate their employees and customers and to build their brands. Because of our products’ abilities to integrate with mission critical software applications, our solutions are required to pass a higher level of security testing. We have found that add-on sales opportunities and customer longevity are very high when our hardware and software have been authorized by customers to work behind their firewalls. Being a trusted solution provider to large multi-national corporations also affords us the opportunity to efficiently cross sell throughout a customer’s global footprint and sell solutions for additional application areas into a single organization.

We serve customers through a multinational footprint.  We have offices or personnel focused on developing business located in North America, Europe, and the Middle East. We service thousands of customers worldwide and estimate that hundreds of thousands of people globally view our content each day on our customers’ installations. Our multinational presence enables us to satisfy the worldwide requirements of our multi-national customers and to pursue market opportunities in high-growth geographies outside of North America. To efficiently utilize our multinational footprint, we have well-established relationships with leading business partners and resellers around the world.

Experienced management team. Our management team has significant experience in growing technology and services companies.

Growth Strategy

Our growth strategy is to leverage and continue to build upon our past successes, including through the following:

Expanding our installed customer footprint.  We have identified and are pursuing numerous opportunities to expand our customer base, including:

•	Driving technology innovation and launching new solutions, applications and products that provide increasing value to our customers.

•	Selling additional solutions to our large, multinational customers and expanding the geographies in which these customers use our solutions.

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

Our solutions portfolio, comprised of solutions for contact center, internal communications, supply chain and consumer-facing retail, financial services, higher education and hospitality applications are offered through our Enterprise Server Software platform and our newly-released KorbytTM Software platform.

Enterprise Server Software Platform

Our enterprise server software platform solutions are primarily offered with perpetual use software licenses and annual maintenance & support contracts and are generally on-premises deployments within our customers’ networks. Substantially all of our historical revenue has been generated from our enterprise server software platform. Solutions are assembled from the following product components:

Enterprise Server (“ES”) is a robust software application server used to collect content (data, video, graphics, and text) from various application and other data sources, organize the content according to business rules and distribute the content to a variety of end-points, including our proprietary media players, PCs and mobile devices. Our data collectors connect ES with customers’ enterprise applications to retrieve real-time data. Our data collectors give us a distinct advantage by being able to deliver solutions more quickly, less expensively and with higher quality than the competition.

Design Studio (“DS”) is a software offering that is installed on the client’s PC (DS) and used to design the look, feel, function and timing of how content is played on end-point displays. The software features a set of pre-designed templates that can be combined with external content feeds that are provided by us or other external content providers.

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

Korbyt™ Software Platform

We released our Korbyt Software Platform in the fourth quarter of 2017. Our Korbyt software platform solutions are primarily offered through a subscription model and have the flexibility of being deployed in the cloud, on-premises or in a hybrid environment. Our Korbyt cloud offering utilizes a multi-tenant architecture, which enables us to run a single instance of our software code, add subscribers with minimal incremental expense and deploy new applications and upgrades quickly and efficiently. Solutions are assembled from the following product components:

Korbyt™ Signage gives companies the power to communicate more effectively with seamless content creation and distribution across digital signage networks. Korbyt Signage provides end users with an easy to use, browser-based content authoring tool, an intuitive content management system and enterprise scalable device management and alerting features.

KorbytGO™  provides companies with a mobile app platform that enables organizations to connect with their employees, managers and leadership through a mobile phone, a device that is readily used and preferred by employees. Employers are able to communicate in real-time to keep employees up to date on company initiatives, key performance indicators, benefits information, safety announcements and more. Key features include a dynamic company newsfeed, personalized messaging capabilities based on the employee’s preferences, built-in shift scheduling and employee chat applications, user generated content publishing, and advanced audience analytics for administrators included automatic employee groups and messaging based on a user’s behavior in the application.

Hardware and Subscription Products:

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

Media Players/Smart Digital Appliances (“SDA”) are media players with our software pre-loaded that function as the content storage and rendering hardware between our ES or Korbyt content engine and the visual display end-points (LED displays, HD TVs or PCs). SDAs “pull” content and content rules and parameters from ES or Korbyt and then render the content on the displays according to established rules and layouts.

Electronic Displays (“ED”) include a line of displays designed by us, such as door displays that are architected to work seamlessly with our content management software. We also offer a large portfolio of third-party displays from some of the most recognizable brands in screen and electronic display technology.

RMG MAX LED (“MAX”) includes a line of customizable LED display solutions for indoor and outdoor market applications. RMG’s MAX series offers full custom LED solution that scale to HD-quality image support, 4K and beyond, in addition to delivering embedded audio, energy efficiency, low heat emissions and an industry-leading 1.2mm pixel pitch. RMG MAX LED visual solutions integrate with RMG’s current software and creative content media players to further leverage the strength of existing platforms.

Multinational Sales Model

We sell products and services through a multinational professional sales force, as well as through a select group of resellers and local partners. In North America, approximately 91% of sales were generated solely by our sales team, with approximately 9% through resellers in the year ended December 31, 2017. Outside of the United States, the situation is reversed, with approximately 70% of sales coming from the reseller channel. Overall, approximately 70% of global sales were derived from direct sales, with the remaining 30% generated through indirect partner channels.

Our multinational sales team includes approximately 41 sales representatives and sales support staff as of December 31, 2017. The sales representatives each have multiple years of specific experience in selling complex enterprise technology solutions. The sales team is supported in the pre-sales process by a team of highly skilled subject matter experts and sales engineers, who help to present solutions that meet each customer’s specific needs. In general, the sales compensation structure for the sales staff is approximately half base salary and half commissions. The amount of payment of commissions is dependent on representatives reaching their quarterly and annual sales objectives. In addition, commissions are modified by the overall profitability of the mix of products that are sold. Our resellers globally are generally supported by one or more of our sales team members to assist them with proposing unique solutions for clients and prospects.

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

Competition

Holding a strong, competitive position in the market for intelligent visual solutions requires maintaining a diverse product portfolio that addresses a wide variety of customer needs.  We believe we have been a leading multinational provider of such products and services for more than 30 years. Our customers include many of the largest organizations in the world and, as a result, our brand is established in the geographies in which we do business. The worldwide digital signage market is vast and diverse.  In addition to the scope of our product and service portfolio, we compete based upon commercial availability, price, visual performance, brand reputation and customer service.  Customer requirements vary as to products and services, and as to the size and geographic location of the solutions.

We compete with a broad range of companies, including local, national and international organizations. Some competitors offer a range of products and services; others offer only a single part of the overall digital signage solution. Though our direct competitors are numerous, diverse and vary greatly in size, we view our principal competitors as Broadsign, Four Winds Interactive, Inova, Janus Displays, Nanonation, Navori, Scala, Stratacache, Nanolumens, Visix, Social Chorus and Dynamic Signal.

Our competitive strategy is built around our ability to provide end-to-end solutions; extensive software and hardware options; a consultative sales and partnership approach that delivers optimized customer solutions; a highly qualified staff of installation, integration and creative design professionals; seamless integration with customers’ IT infrastructure, data, and security environments; custom screen and content design; and post-sale customer service and multinational technical support. We believe that our relative size and competitive strategy gives us an advantage in the markets we serve.

Employees

As of December 31, 2017, we had 162 multinational employees, with 111 in our North American operations and 51 employees in our international operations. Our U.S. employees are not covered by any collective bargaining units and we have never experienced a work stoppage in the U.S. Our international employees are also not covered by any national union contracts.

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

As of December 31, 2017, we had two issued patents in the United States that expire in 2021. Neither of these patents are material to our business. We cannot ensure that any future patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties could claim invalidity or co-inventorship, or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention, and resources, damage our reputation and brand and substantially harm our business.

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

Risks Relating to the Merger

The consummation of the proposed merger of the Company with an affiliate of Gregory H. Sachs, the Company’s Executive Chairman, is not certain and its delay or failure could adversely affect our operating results or the price of our common stock.

On April 3, 2018, the Company announced an agreement to be acquired through the Merger of the Company with an entity controlled by SCG Digital Holdings, Inc., a Delaware corporation and an affiliate Gregory H. Sachs. The Company cannot provide any assurance that the proposed Merger will be consummated. If consummated, it is currently anticipated to be completed in the second quarter of 2018. However, the Company cannot assure you of the timing of the closing.

Consummation of the proposed Merger is subject to the satisfaction of various conditions, including adoption of the Merger by a vote of a majority of the minority shareholders of the outstanding shares of the Company’s common stock and other customary closing conditions described in the Merger Agreement. The Company cannot guarantee that these closing conditions will be satisfied, that the Company will receive the required approvals or that the proposed Merger will be successfully completed. Many of these conditions are out of the Company’s control. In the event that the proposed Merger is not completed or is delayed:

•

management’s and employees’ attention to the Company’s day-to-day business may be diverted because matters related to the proposed Merger may require substantial commitments of their time and resources;

•	the Company could lose key employees;

•	the Company’s relationships with customers and suppliers may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•

under certain circumstances, if the proposed Merger is not completed and the Merger Agreement is terminated, including if the stockholder vote is not obtained, the Company may be required to pay to Parent, an affiliate of Gregory H. Sachs, the Company’s Executive Chairman, a termination fee of up to a maximum of $500,000 (which amount would depend on the circumstances of the termination), plus reimbursement of Parent’s out of pocket legal fees and other expenses;

•

under certain circumstances, if the proposed Merger is not completed, an affiliate of the Company’s Executive Chairman, Gregory H. Sachs, may be required to fund a penalty loan of $1 million to the Company, which loan would bear interest at the WSJ Prime Rate plus five percent and would be payable in kind, and such penalty loan would be the Company’s only source of recovery, regardless of the total amount of the actual damages the Company may suffer as a result of the delay in or failure of the proposed Merger’s consummation; and

•

the market price of shares of the Company’s common stock may decline (to the extent that the current market price of those shares reflects a market assumption that the proposed Merger will be completed).

Any of these events could have a materially negative impact on the Company’s results of operations and financial condition and could adversely affect the price of the Company’s common stock.

We have incurred, and will continue to incur, substantial costs in connection with the proposed merger.

The Company has incurred, and will continue to incur, substantial costs in connection with the proposed Merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors of the Special Committee of our Board of Directors and of our Board of Directors. In addition, the Company has diverted significant management resources in an effort to complete the proposed Merger, and we are subject to restrictions contained in the Merger Agreement on the conduct of our business until the closing of the proposed Merger. If the proposed Merger is not completed, the Company will have incurred significant costs, including the diversion of management resources and, depending on the circumstances, payment of a termination fee of up to $500,000 to Parent, plus reimbursement for Parent’s out of pocket legal fees and other expenses, for which we will have received little or no benefit.

If we breach covenants under our $2 million Bridge Loan with SCG Digital Financing LLC (“Subordinated Lender”), an affiliate of Gregory H. Sachs, our Executive Chairman, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us.

On April 2, 2018, in connection with the Merger Agreement, we obtained the Bridge Loan from the Subordinated Lender in an aggregate principal amount of $2 million. The Bridge Loan was fully drawn as of the closing of the facility and is secured by a second lien on all of the Borrowers’ assets. The Bridge Loan bears interest at a rate equal to the prime rate plus 10% and imposes a number of affirmative and negative covenants on the Borrowers.  If the Bridge Loan is prepaid, prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity. If we should breach certain of those covenants or otherwise default on the Bridge Loan, or if the Merger Agreement is terminated other than for a material breach of Parent or in the event that the Company enters into a definitive agreement with respect to an alternative transaction that constitutes a Superior Proposal pursuant to the Merger Agreement, Subordinated Lender would have the right to accelerate the repayment date. If we do not have sufficient cash to repay the Bridge Loan at that time, we would be forced to refinance the Bridge Loan. We cannot assure you that such refinancing would be available to the Company on favorable terms or at all. In the event that we are unable to refinance the Bridge Loan, subject to certain restrictions in the subordination agreement among Silicon Valley Bank, our senior lender, Subordinated Lender and the Borrower, Subordinated Lender is entitled to take remedies against the company, including foreclosing on the collateral securing the Bridge Loan. In such event, the Company may be forced to file for bankruptcy protection, which would materially adversely affect the value of our stockholders’ investments in us.

Risks Related to Our Business

We may not be able to generate sufficient cash to service our debt obligations.

Effective October 13, 2017, we entered into an amended and restated loan and security agreement (the “Restated Loan

Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank agreed to make a revolving credit facility available to the Company and certain of its subsidiaries (collectively, the “Borrowers”) in the principal amount of up to $7.5 million (the “Revolving Facility”).  The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. When we have a balance outstanding, our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Likewise, when we have a balance outstanding, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2017, we had cash and cash equivalents of $1.5 million, including $1.2 million held in bank accounts of our subsidiaries located outside the United States, approximately $1.3 million in outstanding indebtedness under the Revolving Facility, and approximately $2.5 million in unused availability under the Revolving Facility. If we are unable to increase our revenues or decrease our operating expenses to meet our operating plan, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we may need to obtain additional capital within the next twelve months to fund our planned operations. Under those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our future prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

We have a history of incurring significant net losses, and our future profitability is not assured.

For the years ended December 31, 2017 and 2016, we incurred total losses from continuing operations of approximately $5.2 million and $4.5 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

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

Implementation and integration of new products, such as expanding our software, media player and services product portfolios and our recently-released Korbyt Software platform offerings, could harm our results of operations.

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

The process of introducing a new product to the market is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event we are not successful in developing a wide range of offerings or do not gain wide acceptance in the marketplace, we may not recoup our investment costs, and our business, financial condition and results of operations may be materially adversely affected. In addition, implementation of our Korbyt Software platform offerings may reduce demand for our existing product lines, which may have a material adverse effect on our business, financial condition or result of operations.

If we fail to successfully manage our business model transition to cloud-based products and a subscription pricing model, our results of operations could be negatively impacted.

To address the industry transition to cloud and mobile, we have accelerated our move to the cloud with the release of our Korbyt Software platform in the fourth quarter of 2017. The launch of the Korbyt Software platform begins our multi-year, strategic transition from a perpetual use software license and maintenance business model to a subscription business model. While we will continue to sell perpetual use software licenses for our ES software platform, we expect the customer transition to the Korbyt platform and subscription business model will drive an increasing portion of our revenues in the future to subscriptions. The subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During this transition, revenue, orders, gross margin, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front.

Our ability to achieve our financial objectives is subject to risks and uncertainties. Our new offerings require a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

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

On June 23, 2016, the U.K. Government held an in-or-out referendum on the U.K.’s membership within the E.U. The referendum results favored a U.K. exit from the E.U. (“Brexit”). On March 29, 2017, the U.K. government delivered formal notice to the E.U. of its intent to exit, triggering a two-year countdown to the U.K.’s withdrawal from the E.U. A process of negotiation is determining the future terms of the U.K.’s relationship with the E.U.

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

For the year ended December 31, 2017, approximately 34% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

A higher percentage of our sales and profitability occur in the third and fourth quarters.

We sell more of our products in the third and fourth quarters because of traditional technology buying patterns of our customers. Corporate year end budgets, government buying, and regional economics will affect the amount of our products and services that will fit into customers’ budgets late in the year. Any unanticipated decrease in demand for our products during the third and fourth quarters could have an adverse effect on our annual sales, profitability, and cash flow from operations. In addition, slower selling cycles during the first and second quarters may adversely affect our stock price.

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

We rely on third parties for data transmission, and the interruption or unavailability of adequate bandwidth for transmission could prevent us from distributing our cloud-based and program services as planned.

We transmit our cloud-based offerings and most of the content that we provide to our customers using Internet connectivity supplied by a variety of third-party network providers. If we experience failures or limited network capacity, we may be unable to maintain programming commitments. Problems with data transmission may be due to hardware failures, operating system failures or other causes beyond our control. In addition, there are a limited number of Internet providers with whom we could contract, and we may be unable to replace our current providers on favorable terms, if at all. If the transmission of data to our customers becomes unavailable, limited due to bandwidth constraints or is interrupted or delayed because of necessary equipment changes, our customer relationships and our ability to obtain revenues from current and new customers could suffer.

Shortages of components or a loss of, or problems with, a supplier could result in a disruption in the installation or operation of our products or services.

From time to time, we have experienced delays in manufacturing our products for several reasons, including component delivery delays, component shortages and component quality deficiencies. Component shortages, delays in the delivery of components and supplier product quality deficiencies may occur in the future. These delays or problems have in the past and could in the future result in delivery delays, reduced revenues, strained relations with customers and loss of business. Also, in an effort to avoid actual or perceived component shortages, we may purchase more components than we may otherwise require. Excess component inventory resulting from over-purchases, obsolescence, installation cancellations or a decline in the demand for our products could result in equipment impairment, which in the past has had and, in the future, would have a negative effect on our financial results.

We obtain several of the components used in our products from limited sources. We rarely have guaranteed supply arrangements with our suppliers and cannot be sure that suppliers will be able to meet our current or future component requirements. If component manufacturers do not allocate a sufficient supply of components to meet our needs or if current suppliers do not provide components of adequate quality or compatibility, we may have to obtain these components at a higher cost from distributors or on the spot market. If we are forced to use alternative suppliers of components, we may have to alter our manufacturing processes or solutions offerings to accommodate these components. Modification of our manufacturing processes or our solutions offerings to use alternative components could cause significant delays and reduce our ability to generate revenues.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 34% and 31% of our revenue was derived from international markets in the years ended December 31, 2017 and 2016, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

•	uncertainties concerning import and export license requirements, tariffs and other trade barriers;
•	restrictions on repatriating foreign profits back to the United States;
•	changes in foreign policies and regulatory requirements;
•	changes in data privacy regulations in foreign legal systems;
•	inadequate intellectual property protection in foreign countries;
•	difficulty in enforcing agreements and collections in foreign legal systems;
•	changes in, or unexpected interpretations of, intellectual property laws in any country in which we operate;
•	difficulties in staffing and managing international operations;
•	taxation issues;
•	the extended decline in crude oil prices and its effects on Middle Eastern and other economies;
•	political, cultural and economic uncertainties; and
•	potential disruption due to terrorist threat or action in certain countries in which we operate.

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

We will also need to continue to expand, train, manage and motivate our workforce, manage our relationships with our customers, and add sales and marketing offices and personnel to service these relationships. All of these endeavors will require substantial managerial efforts and skill and additional expenditures. We may not be able to manage our growth effectively and, as a result, may not be able to take advantage of market opportunities, execute on expansion strategies or meet the demands of our customers.

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of December 31, 2017, we held two issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

We depend on key executive management and other key personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

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

Changes in regulations relating to Wi-Fi networks, cellular networks or other areas of the Internet may require us to alter our business practices or incur greater operating expenses.

A number of regulations, including those referenced below, may impact our business as a result of our use of Wi-Fi and cellular networks. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for distributing materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these regulations, and other regulations relating to our Wi-Fi networks or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, financial condition or results of operations. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our Wi-Fi networks. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

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

As of December 31, 2017, Donald R. Wilson, Jr. and affiliated entities beneficially owned approximately 42% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 23% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We may not be able to maintain our listing on Nasdaq.

On January 9, 2018, we received a written notice from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share, and providing us with a period of 180 calendar days, until July 9, 2018, to remedy the noncompliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days. On March 15, 2018, we received written notification from Nasdaq indicating that we had regained compliance with the minimum bid price requirement, as a result of the closing bid price of our common stock having been at $1.00 per share or greater for at least ten consecutive business days. Notwithstanding that we are not currently subject to delisting based on the minimum bid price requirement, our common stock has traded below $1.00 on many trading days. If the closing bid price for our common stock is below $1.00 for a period of 30 consecutive business days, we would again be subject to potential delisting from Nasdaq. Furthermore, we have received non-compliance notices from Nasdaq in the past, and in 2017, we effected a 1-for-4 reverse stock split of our common stock in order to regain compliance following a previous notice of failure to meet the Nasdaq minimum bid price requirement. We intend to continue to monitor the bid price of our common stock. If our common stock once again does not trade at a level that is likely to maintain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance, including by carrying out an additional reverse stock split, if necessary. Such measures could have negative implications.

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

In addition, 9,649,318 outstanding warrants to purchase an aggregate of 2,756,810 shares of common stock are currently exercisable. These warrants would only be exercised if the $40.25 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

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

Our EMEA (Europe, Middle East & Asia) operations are based in our leased offices located in and around London, England, with two sub-offices serving the Middle East located in Dubai and Abu Dhabi, United Arab Emirates.

Our corporate headquarters is subject to a long-term lease, which expires in 2025. We believe our facilities are adequate to meet our current needs and intend to add or change facilities as our needs require.

We also have leased office space associated with our legacy Media business, which we sold on July 1, 2015. These office leases are located in New York City and expire from 2018 to 2021. We have subleased these offices.

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

Class Action and Stockholder Derivative Lawsuit

On March 23, 2018, a class action and a verified stockholder derivative complaint on behalf of the Company entitled Eric Weinstein et al. v. Gregory H. Sachs et al., Case No. 2018-0210-AGB was filed in the Court of Chancery in the State of Delaware against the Company, as nominal defendant, and certain individual shareholders, directors and former employee of the Company, as defendants (the “Weinstein Proceeding”).  The lawsuit alleges that certain members of the Company’s Board breached their fiduciary duties of good faith and loyalty by agreeing to enter into a purchase agreement (the “Purchase Agreement”) with certain investors on March 25, 2015 to sell such investors shares of preferred stock of the Company, (i) on terms that allowed a small group of investors to acquire common stock of the Company at a significant discount, in a quantity that entrenched their power within the Company, favoring their interests to the detriment of the Company’s minority stockholders, and (ii) by knowingly making false and misleading disclosures, and failing to disclose all material information, to the Company’s stockholders.  The complaint further alleges that Mr. Sachs and Mr. Donald Wilson, as the Company’s controlling stockholders, breached their fiduciary duties of good faith and loyalty by agreeing to issue preferred stock of the Company on terms that allowed a small group of investors to acquire common stock of the Company at a significant discount, in a quantity that entrenched their power within the Company, favoring their interests to the detriment of the Company.  The complaint also alleges that certain of the Company’s insiders, including four directors and a former employee, were unjustly enriched by the opportunity to acquire common stock of the Company at a discount to its trading price at the time.  The lawsuit seeks to cause the defendants to disgorge to the Company the stock that they received at a discount to the market price, and also seeks an award of appropriate damages, plus pre- and post-judgment interest for the plaintiff, the class and the Company. The Company believes that the allegations set forth in the complaint are without merit and intends to defend itself vigorously in the proceedings. Due to the inherent uncertainties of litigation and the early stage of the proceedings, the Company cannot predict the ultimate outcome of this matter.

Patent Litigation

On March 27, 2018, Ultravision Technologies, LLC (“Ultravision”), filed patent infringement complaints against us in the International Trade Commission (“ITC”) and the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”), alleging infringement of claims in two United States patents based on modular LED display panels sold by the Company. The ITC matter is entitled In the Matter of Certain Modular LED Display Panels (No. 337-3302). The ITC complaint seeks exclusion and cease and desist orders.  Pursuant to the complaint filed in the District Court, Case No. 2:18-cv-00109-JRG, Ultravision is seeking to enjoin the Company from further acts of direct and/or indirect infringement of such United States patents, including the manufacture, sale, offer for sale, importation and use of the infringing products, unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for costs and attorneys’ fees. The Company intends to defend itself vigorously in the proceedings. Due to the inherent uncertainties of litigation and the early stage of the proceedings, the Company cannot predict the ultimate outcome of this matter.

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

The following table sets forth the high and low bid prices as quoted on the NASDAQ Stock Market (with respect to our common stock) and OTCBB (with respect to our warrants) for the periods indicated (after giving effect to a 1-for-4 reverse stock split effected in August 2017).

	RMGN		RMGNW
	Common Stock		Warrants
Quarter Ended	High	Low	High	Low
12/31/17	$2.73	$0.75	$0.01	$—
09/30/17	$3.00	$1.55	$0.01	$0.01
06/30/17	$3.60	$2.36	$0.02	$—
03/31/17	$4.44	$2.48	$0.03	$—
12/31/16	$3.60	$2.36	$0.03	$—
09/30/16	$5.20	$3.24	$0.01	$0.01
06/30/16	$4.76	$3.28	$0.02	$0.01
03/31/16	$4.68	$2.40	$0.01	$0.01

As of March 22, 2018, there were 20 holders of record of our common stock, five holders of record of our warrants and one holder of record of our units. These numbers exclude holders whose securities are held in nominee or street name by brokers.

Dividends

To date, we have not paid any dividends on our common stock, and we do not expect to pay any dividends in the foreseeable future. The payment of any future cash dividend will be dependent upon revenue and earnings, if any, capital requirements and general financial condition. As a holding company without any direct operations, our ability to pay cash dividends may be limited to availability of cash provided to us by our operating subsidiaries through a distribution, loan or other transaction, and will be within the discretion of our board of directors. The terms of our existing indebtedness also limits our ability to pay dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

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

2. Subscription and customer support services:

• Product maintenance services;
• Subscription-based content services; and
• Subscription-based software-as-a-service.

3. Professional services:

• Professional installation services;
• Custom, “innovative” creative services; and
• Training services.

Revenue is recognized as outlined in  “Critical Accounting Policies - Revenue Recognition” below. The Company sells its solutions through its multinational sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 91% and 92% of its annual sales in 2017 and 2016, respectively, while 9% and 8% of its sales were generated through resellers in 2017 and 2016, respectively. Outside the United States, approximately 70% and 66% of sales come from the reseller channel in 2017 and 2016, respectively. Overall, approximately 70% and 75% of the Company’s multinational enterprise sales are derived from direct sales in

2017 and 2016, respectively, with the remaining 30% and 25% generated through indirect partner channels in 2017 and 2016, respectively.

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

Cost of Revenue

The cost of revenue associated with product sales consist primarily of the costs of media players, the costs of third-party flat screen displays and the operating costs of the Company’s assembly and distribution operations. The cost of revenue associated with professional services consists of the salary and related benefit costs and the travel costs of the Company’s employees providing installation and training services as well as on-site installation costs from third-party providers.  The cost of revenue associated with maintenance and content services consists of the salary and related benefit costs of the Company’s employees engaged in providing customer support and content services,  the annual costs associated with acquiring data from third-party content providers, and costs associated with cloud hosting services related to providing software-as-a-service to customers.

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

Trends in Operating Results

The Company is a leading multinational provider of enterprise-class digital signage solutions and as such, its operations are subject to factors that generally affect corporate budgets, including but not limited to general economic conditions, employment levels, business conditions, and global uncertainty.

Since the arrival of our chief executive officer in July 2014, the Company has been executing a multi-year strategic turnaround plan that emphasizes delivering new, innovative products and solutions, diversifying into select industry verticals, improving the effectiveness and productivity of its sales and marketing efforts, and implementing a cost rationalization effort. During 2015, the Company made progress on its multi-year strategic turnaround plan by strengthening the executive leadership team, enhancing the breadth and depth of its suite of product offerings, continuing its targeted solution area focus such as contact centers and internal communications, improving the effectiveness and productivity of its sales organization, significantly reducing its cost structure, and divesting its non-core Media business. The Company continued executing its strategic plan in 2016 and 2017, as it further enhanced its product offerings and solution portfolio and strengthened its management team with the addition of a new chief technology officer and chief marketing and creative officer. In the fourth quarter of 2017, the Company released KorbytTM, its next-generation visual enterprise communications software platform that gives companies the power to communicate more effectively with seamless content creation and distribution across digital signage networks, desktops and mobile devices. In the fourth quarter of 2017, the Company also released KorbytGOTM,  a mobile app that enables organizations to connect with its employees, managers and leadership through a mobile phone, a device that is readily used and preferred by employees. The Korbyt platform offers a set of innovative features as well as flexible deployment options, both in cloud and on-premise environments, that are anticipated to open new global market opportunities, particularly in the retail, hospitality and internal communications markets. The platform also leverages the Company’s heritage and expertise in data-intensive applications, such as contact center and supply chain, offering an application programming interface (“API”) set that helps enable data integration with virtually any enterprise-level data sources as well as offering substantially improved scalability in high-performance environments. Finally, the Company maintained a reduced level of operating costs to support its effort to achieve long-term sustainable profitability.

Revenues

The launch of Korbyt in the fourth quarter of 2017 begins the Company’s multi-year, strategic transition from a perpetual use software license and maintenance business model to a subscription business model. While we will continue to sell perpetual use software licenses for our ES software platform, we expect the customer transition to the Korbyt platform and subscription business model will drive an increasing portion of our revenues in the future to subscriptions. The subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During this transition, revenue, orders, gross margin, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front.

Professional services revenue varies greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues will be largely dependent on the Company’s success in signing larger deals with significant professional services components.

Expenses

Since 2015, the Company has significantly reduced its overall cost structure as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, reducing ineffective marketing initiatives, and developing more efficient product distribution operations. Beginning in 2017, the Company has begun investing in areas that it believes have a strong return potential such as sales and marketing, content-related services and research and development, while it continues to tightly monitor general and administrative costs.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

The following financial statements present the results of operations of the Company for the years ended December 31, 2017 and 2016.

(in thousands)	Years Ended December 31,
	2017	2016	% Chg
Revenue	$37,042	$37,601	(1.5)%
Cost of Revenue	15,909	15,480	2.8%
Gross Profit	21,133	22,121	(4.5)%
Operating Expenses -
Sales and marketing	8,985	8,522	5.4%
General and administrative	11,226	12,495	(10.2)%
Research and development	2,728	2,568	6.2%
Depreciation and amortization	3,074	3,147	(2.3)%
Total Operating Expenses	26,013	26,732	(2.7)%
Operating Loss	(4,880)	(4,611)	(5.8)%
Gain on change in warrant liability	288	(193)	(249.2)%
Interest expense and other income - net	(549)	437	225.6%
Loss before income taxes and discontinued operations	(5,141)	(4,367)	(17.7)%
Income Tax Expense	52	143	(63.6)%
Net loss before discontinued operations	(5,193)	(4,510)	(15.1)%
Loss from discontinued operations, net of taxes	—	(260)	100.0%
Net Loss	$(5,193)	$(4,770)	(8.9)%

Revenue

Revenue was $37.0 million and $37.6 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $0.6 million, or 1.5%.

The following table reflects the Company’s revenue on a geographic basis.

(in thousands)	Years Ended December 31,
Region	2017		2016
North America	$24,406	65.9%	$25,892	68.9%
International:
United Kingdom	6,117	16.5%	5,669	15.0%
Middle East	5,386	14.5%	3,376	9.0%
Europe	908	2.5%	1,833	4.9%
Other	225	0.6%	831	2.2%
Total International	12,636	34.1%	11,709	31.1%
Total	$37,042	100.0%	$37,601	100.0%

Revenues declined in the North America region in 2017, resulting primarily from weaker orders driving decreased products revenue. United Kingdom revenues increased in 2017 as compared to 2016, due to higher product revenue, offset by lower maintenance and content services and professional services revenue. Revenue in the Middle East region increased 59.5% in 2017 as compared to 2016,  due to higher products revenue driven by several significant projects in the region.  Revenue in Europe and Other regions decreased 57.5% as compared to 2016, due primarily to lower orders driving decreased product revenue.

The following table summarizes the composition of the Company’s revenue and cost of revenue for the years ended December 31, 2017 and 2016.

(in thousands)	Years Ended December 31,
	2017	%	2016	%
Revenue:
Products	$16,350	44.1%	$16,246	43.2%
Maintenance and content services	13,545	36.6%	13,888	36.9%
Professional services	7,147	19.3%	7,467	19.9%
Total Revenue	37,042	100.0%	37,601	100.0%
Cost of Revenue:
Products	9,405	59.1%	8,900	57.5%
Maintenance and content services	1,538	9.7%	1,252	8.1%
Professional services	4,966	31.2%	5,328	34.4%
Total Cost of Revenue	$15,909	100.0%	$15,480	100.0%

Revenues derived from product sales for the year ended December 31, 2017 increased by $0.1 million, or 0.6%, as compared to the year ended December 31, 2016, primarily driven by increased sales of proprietary media player hardware and RMG MAX LED screens in international markets, partially offset by decreased hardware and software sales in North America. Revenues derived from maintenance and content service contracts for the year ended December 31, 2017 decreased by $0.3 million, or 2.5%, as compared to the year ended 2016, primarily due lower revenues in the United Kingdom. Professional service revenue is impacted by the sales mix and professional services employee utilization in any given year. In the year ended December 31, 2017, professional services revenue decreased $0.3 million, or 4.3%, as compared to the year ended December 31, 2016.

Cost of Revenue

Cost of revenue was $15.9 million and $15.5 million for the years ended December 31, 2017 and 2016, respectively, an increase of $0.4 million, or 2.8%, primarily attributable to a sales mix with a lower proportion of software sales in 2017 and a combination of non-recurring credits to product and maintenance costs from a component manufacturer and resolution of a vendor billing matter that occurred in 2016. Specifically, cost of revenue related to products increased $0.5 million in 2017 as compared to 2016 due primarily to lower software sales in 2017 and the non-recurring credit to product costs from a component manufacturer in 2016. Cost of revenue related to maintenance and content increased $0.3 million due to the non-recurring credits to maintenance costs from resolution of a vendor billing matter during the year ended 2016. Cost of revenue related to professional services decreased $0.4 million in 2017 due to lower headcount and cost reductions implemented during the year.

The following table reflects the Company’s gross margins for the years ended December 31, 2017 and 2016:

(in thousands)	Years Ended December 31,
	2017	%	2016	%
Products	$6,945	42.5%	$7,346	45.2%
Maintenance and content services	12,007	88.6%	12,636	91.0%
Professional services	2,181	30.5%	2,139	28.6%
Total	$21,133	57.1%	$22,121	58.8%

The Company’s overall gross margin for the year ended December 31, 2017 decreased to 57.1% from 58.8% for the year ended December 31, 2016. The lower gross margin was primarily attributable to the following:

•

Gross margin resulting from product revenue decreased to 42.5% for the year ended December 31, 2017, as compared to 45.2% for the year ended December 31, 2016, due to lower software sales in 2017 and a non-recurring credit to product costs from a component manufacturer in 2016, offset by a lower warehousing and distribution costs during 2017.

•

Gross margin resulting from maintenance and content services revenue decreased to 88.6% for the year ended December 31, 2017 as compared to 91.0% for the year ended December 31, 2016, due primarily to lower maintenance and content services revenue in 2017 and lower costs in 2016 resulting from a combination of non-recurring credits from a component manufacturer and resolution of a vendor billing matter.

•

Gross margin resulting from professional services revenue increased to 30.5% for the year ended December 31, 2017 as compared to 28.6% for the year ended December 31, 2016, due primarily to higher utilization rates and slightly higher bill rates.

Operating Expenses

Operating expenses totaled $26.0 million for the year ended December 31, 2017, a $0.7 million decrease as compared to $26.7 million for the year ended December 31, 2016. This 2.7% decrease was attributable to the following items:

•

Sales and marketing expenses increased $0.5 million for the year ended December 31, 2017, as compared to the prior year, as planned investments in sales and marketing that started in the beginning of 2017 continued through the year.

•

General and administrative expenses decreased $1.3 million for the year ended December 31, 2017, as compared to prior year, due primarily to due to lower professional accounting and legal fees, lower stock compensation expense and lower office rent expenses.

•

Research and development expenses increased $0.1 million for the year ended December 31, 2017 as compared to 2016,  as the Company continued to invest in its strategic technology roadmap, including Korbyt, the Company’s next-generation enterprise visual communications software platform that was released in the fourth quarter of 2017.

•	Depreciation and amortization remained flat in the year ended December 31, 2017 as compared to 2016, as the Company controlled its capital expenditures during 2017.

Warrant Liability Expense

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The gain (loss) on change in warrant liability for the years ended December 31, 2017 and 2016, were $0.3 million and $(0.2) million, respectively. A gain on change in warrant liability represents a decrease in the amount of the Company’s warrant liability during that year.

Interest and other – Net

Interest (expense) and other income - net for the year ended December 31, 2017 and 2016 was $(0.5) million and $0.4 million, respectively, a $1.0 million increase in expense.  The changes to Interest (expense) and other income - net was primarily due to the stabilization of the British pound sterling against the U.S. dollar resulting in a foreign currency loss as compared to the opposite situation in 2016 that resulted in a foreign currency gain.

Income Tax Expense

The income tax expense for the years ended December 31, 2017 and 2016 were $52 thousand and $143 thousand, respectively, resulting from foreign taxes.  The Company had book net losses in the years ended December 31, 2017 and 2016 with a U.S. full valuation allowance against the resulting deferred tax asset at December 31, 2017 and 2016.

Liquidity and Capital Resources

The Company has a history of operating losses and negative cash flow, including the Media business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2016 to reduce its operating costs and in 2017, continued to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs. In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility (the “Revolving Facility”) available to the Borrowers in the principal amount of up to $7.5 million.  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and originally matured on October 13, 2017. The Revolving Facility was amended and restated effective October 13, 2017, pursuant to an amended and restated loan and security agreement (the “Restated Loan Agreement”), with an extended maturity date of March 31, 2019. Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a per annum rate equal to the greater of 4.50% or either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied.  During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

While the Company was in compliance with its financial covenants under the Loan Agreement as of December 31, 2017, management determined that it expected to become non-compliant with its financial covenants under the Loan Agreement in 2018. The Company entered into discussions with the Bank and, on April 2, 2018, the Borrowers entered into the First Amendment with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement by the Company and certain of its subsidiaries, among other things.

In connection with the First Amendment and the Merger Agreement, on April 2, 2018, the Borrowers also entered into the Subordinated Loan Agreement with the Subordinated Lender, pursuant to which the Subordinated Lender agreed to make available to the Borrowers the Bridge Loan in the principal amount of $2 million, providing the Company with additional liquidity.  The Subordinated Lender is an affiliate of Mr. Sachs.  If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms. The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due.  No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the closing date.  Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime rate.  If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity.  During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter.

In November 2016, the Company filed a “shelf” registration statement on Form S-3 with the SEC which allows the Company to quickly seek to raise equity capital through a variety of structures in the public markets. On December 29, 2016, the Company completed a rights offering to existing stockholders of record at November 29, 2016 as well as the related sale of shares to existing stockholders pursuant to a standby purchase agreement. Pursuant to the rights offering and the related private placement, the Company issued an aggregate of 1,935,477 split-adjusted shares of common stock at a price of $2.48 per share for gross proceeds of approximately $4.8 million. The rights offering generated $4.4 million in net cash proceeds, net of $0.4 million in transaction expenses, to be used for general working capital purposes.

At December 31, 2017, the Company had $1.3 million in borrowings and $2.5 million in unused availability under the Revolving Facility. At December 31, 2017, the Company’s cash and cash equivalents balance was $1.5 million. This includes cash and cash equivalents of $1.2 million held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. Starting in 2018, if the Company were to repatriate the cash held by its subsidiary located outside the United States, it may not incur tax liabilities due to the Tax Cuts and Jobs Act of 2017 passed by the U.S. Congress.

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

The Company has generated and used cash, inclusive of discontinued operations, as follows:

(in thousands)	Years Ended December 31,
	2017	2016
Operating cash flow	$(3,680)	$(2,422)
Investing cash flow	(120)	(348)
Financing cash flow	(84)	5,229
Total	$(3,884)	$2,459

Operating Activities

Cash used in operating activities of $3.7 million during 2017 resulted primarily from the Company’s net loss of $5.2 million. The net loss is offset primarily by the following non-cash items:

•	Non-cash depreciation and amortization expense of $3.1 million

•	Non-cash gain related to the increase in the Company’s warrant liability of $0.3 million

•	Stock-based compensation of $0.4 million

•	Non-cash amortization of loan origination fees of $75 thousand

•	Non-cash inventory reserve adjustment for obsolescence of $44 thousand

•	Non-cash allowance for doubtful accounts of $(19) thousand

In addition, the following principal changes in assets and liabilities affected cash from operating activities during the year:

•

Accounts receivable increased by $0.4 million due to timing and mix of collections and invoicing in 2017 as compared to 2016 as well as by a $0.3 million foreign exchange impact of the weakened U.S. Dollar that increased accounts receivable held internationally in British Pound sterling

•	Inventory decreased by $37 thousand as the Company improved demand forecasting and inventory management

•	Other current assets increased by $0.2 million

•	Accounts payable decreased by $0.7 million due primarily to the timing of payments on obligations in 2017 as compared to 2016

•	Accrued liabilities decreased by $1.0 million due to lower operating expenses in 2017

•	Deferred revenue increased by $0.6 million due primarily to the timing of the renewal of annual maintenance and content contracts at December 31, 2017 as compared to 2016

Investing Activities

Cash used in investing activities of $0.1 million during 2017 resulted primarily from expenditures for property and equipment.

Financing Activities

Cash used in financing activities of $0.1 million during 2017 resulted primarily from the $0.1 million of debt issuance costs from renewing the Revolving Facility during 2017.  See “Note 4. Revolving Facility” in the accompanying Notes to the Consolidated Financial Statements.

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

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or net realizable value. Slow moving and obsolete inventories are written off based on historical experience and estimated future usage.

Intangible Assets

Intangible assets include software and technology and customer relationships associated with the acquisition of Symon. The intangible assets are being amortized over their estimated useful lives. The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. Intangible assets are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount.

There was no impairment of definite lived intangible assets during 2017 and 2016.

The Company’s intangible assets are amortized as follows:

Remaining
Acquired Intangible Asset:	Amortization Period: (years)
Software and technology	1
Customer relationships	3

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance and content services contracts, software subscriptions and some professional service agreements. Deferred revenue is recognized as the revenue recognition criteria are met. The Company generally invoices the customer in advance for maintenance and content agreements and software subscriptions.

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

There was no impairment of long-lived assets during 2017 and 2016.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire, or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 5 of the Company’s consolidated financial statements included elsewhere in this filing).  As of December 31, 2017 and 2016, the Company had no accrual recorded for uncertain tax positions.  In December 2017, the U.S. Congress passed the Tax Cut and Jobs Act of 2017 (“TCAJA”) which reduced the federal income tax rate applicable to corporations to 21% from a maximum rate of 35%. The new rate is applicable for the 2018 tax year, but the Company applied the new rate to temporary differences that will reverse after 2017 in accordance with ASC 740, resulting in a decreased value to deferred tax assets of $9.5 million, which is fully offset against the change in the valuation allowance attributable to such assets (see Note 5 of the Company’s consolidated financial statements included elsewhere in this filing). In addition to the reduced tax rate, the TCAJA includes a deemed repatriation provision which requires companies to pay tax on their foreign accumulated earnings and profits measured at either November 2, 2017 or December 31, 2017, whichever produces the greater amount, at a reduced rate with an election to pay the tax over an 8-year period. As of December 31, 2017, the Company has $5.2 million of accumulated earnings in controlled foreign subsidiaries of which $2.3 million is includible as taxable income in 2017 subject to this tax provision. Due to the Company’s current tax loss and federal net operating loss carryforwards of approximately $68.7 million, the Company will apply the deemed repatriation to 2017 taxes and not opt to defer the tax over 8 years. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

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

The Company has also established VSOE for its professional services,  software subscriptions, and maintenance and content services based on the same criteria as previously discussed under the software revenue recognition rules.

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

The Company sells its products and services through its multinational sales force and through a select group of resellers and business partners. In North America, approximately 91% of sales in 2017 were generated solely by the Company’s sales team, with 9% through resellers. Internationally, the situation is reversed, with around 70% of sales in 2017 coming from the reseller channel. Overall, approximately 70% of the Company’s multinational sales in 2017 were derived from direct sales, with the remaining 30% generated through indirect partner channels. The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not offer contractual rights of return other than under standard product warranties and product returns from resellers have be insignificant to date. The Company therefore sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users.

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

Maintenance and content services revenue

Maintenance support revenue consists of support and updates for perpetual use software licenses,  and hardware maintenance and repair. Software subscription revenue consists of the right to access and use software, support and software updates. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content subscription services consist of providing customers live and customized news feeds.

Maintenance and content services revenue is recognized ratably over the term of the contracts, which is typically one to five years. Perpetual use software license maintenance, content services and software subscriptions are renewable by the customer at the end of each contract term. Rates, including subsequent renewal rates, are typically established based upon specified rates as set forth in the arrangement. The Company’s hosting support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the financial statements approximates fair value due to the short-term maturity of these instruments; the secured line of credit’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with one financial institution. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1.2 million held in foreign countries as of December 31, 2017 were not insured.

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

Net Income (Loss) per Common Share

Basic net income (loss) per share for each class of participating common stock, excluding any dilutive effects of stock options, and warrants, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. There were no stock options, warrants, or other equity instruments outstanding at December 31, 2017 and 2016 that had a dilutive effect on net loss per share.

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

Business Segment

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (the Company’s Chief Executive Officer (“CEO”)) in assessing performance and deciding how to allocate resources. The Company’s business operates as one business segment, Enterprise Solutions. See “Note 14, Discontinued Operations” of the Company’s consolidated financial statements included elsewhere in this filing regarding the Company’s decision to exit the Media segment in 2015.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (May 14, 2013). Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

PART III

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2017.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report. All amounts presented and discussed are in thousands, except share and per share data.

(1)	Financial Statements

Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2017 and 2016;

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

(2)	Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (10)
4.4	Warrant Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (4)
10.1	Registration Rights Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (4)
10.2	Form of Indemnity Agreement (2)
10.3	Registration Rights Agreement, dated April 8, 2013, by and among SCG and the former RMG stockholders party thereto (5)
10.4	Registration Rights Agreement, dated April 8, 2013, by and among SCG, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP (5)
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

10.21	Amended and Restated Loan and Security Agreement, dated November 6, 2017 (16)
10.22	First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 2, 2018 (23)
10.23

Bridge Loan Agreement, dated April 2, 2018, by and among SCG Digital Financing, LLC, RMG Networks Holding Corporation, RMG Enterprise Solutions, Inc., RMG Networks Limited and RMG Networks Middle East, LLC (23)

10.24	Voting Agreement, dated April 2, 2018, by and between the Company and certain stockholders of the Company. (23)
10.25

Agreement and Plan of Merger, dated April 2, 2018, by and among RMG Networks Holding Corporation, SCG Digital, LLC, SCG Digital Merger Sub, Inc., and, solely for the purposes of Section 8.03 and 8.04, SCG Digital Financing, LLC (23)

14.1	Code of Conduct (2)
21.1	List of subsidiaries*
23.1	Consent of Whitley Penn, LLP*
24.1	Power of Attorney (included on the signature page to this report)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 24, 2011.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 18, 2011.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 12, 2013.
(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on June 28, 2013.

(7)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on August 14, 2013.
(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 25, 2015.
(9)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 4, 2015.
(10)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 8, 2011.
(11)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on September 30, 2016.
(12)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 30, 2016.
(13)	Incorporated by reference to an exhibit to the Current Report on Form 8-K by the registrant on January 3, 2017.
(14)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K by the registrant on March 10, 2016.
(15)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K by the registrant on March 2, 2017.
(16)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on November 8, 2017.
(17)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 30, 2016.
(18)	Incorporated by reference to an exhibit to the Current Report on Form 8-K by the registrant on January 3, 2017.
(19)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K by the registrant on March 10, 2016.
(20)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K by the registrant on March 2, 2017.
(21)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on November 8, 2017.
(22)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 19, 2018.
(23)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 3, 2018.

*       Filed herewith

**     Furnished herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RMG Networks Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RMG Networks Holding Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

/s/ Whitley Penn LLP

Dallas, Texas

April 4, 2018

RMG Networks Holding Corporation

Consolidated Balance Sheets

December 31, 2017 and 2016

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$1,538	$5,142
Accounts receivable, net of allowance for doubtful accounts of $374 and $364, respectively	10,961	10,381
Inventory, net	771	830
Prepaid assets	977	762
Total current assets	14,247	17,115
Property and equipment, net	2,895	3,710
Intangible assets, net	4,572	6,780
Loan origination fees	51	66
Other assets	183	228
Total assets	$21,948	$27,899
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,504	$3,231
Accrued liabilities	2,409	3,392
Secured line of credit	1,250	1,274
Deferred revenue	7,949	7,327
Total current liabilities	14,112	15,224
Warrant liability	1	289
Deferred revenue – non-current	700	655
Deferred rent and other	1,430	1,646
Total liabilities	16,243	17,814
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 11,231,257 shares issued; 11,156,257 shares outstanding, at December 31, 2017 and 2016, respectively.)	1	1
Additional paid-in-capital	113,961	113,514
Accumulated other comprehensive loss	(578)	(944)
Retained earnings (accumulated deficit)	(107,199)	(102,006)
Treasury Stock, at cost (75,000 shares)	(480)	(480)
Total stockholders’ equity	5,705	10,085
Total liabilities and stockholders’ equity	$21,948	$27,899

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2017 and 2016

(in thousands, except share and per share data)

	Years Ended December 31,

	2017	2016
Revenue:
Products	$16,350	$16,246
Maintenance and content services	13,545	13,888
Professional services	7,147	7,467
Total Revenue	37,042	37,601
Cost of Revenue:
Products	9,405	8,900
Maintenance and content services	1,538	1,252
Professional services	4,966	5,328
Total Cost of Revenue	15,909	15,480
Gross Profit	21,133	22,121
Operating expenses:
Sales and marketing	8,985	8,522
General and administrative	11,226	12,495
Research and development	2,728	2,568
Depreciation and amortization	3,074	3,147
Total operating expenses	26,013	26,732
Operating loss	(4,880)	(4,611)
Other Income (Expense):
Gain (loss) on change in warrant liability	288	(193)
Interest expense and other income – net	(549)	437
Loss before income taxes and discontinued operations	(5,141)	(4,367)
Income tax expense	52	143
Total loss from continuing operations	(5,193)	(4,510)
Loss from discontinued operations, net of taxes	—	(260)
Net loss	(5,193)	(4,770)
Other comprehensive loss:
Foreign currency translation adjustments	366	(748)
Total comprehensive loss	$(4,827)	$(5,518)

Continuing operations	$(0.47)	$(0.49)
Discontinued operations	—	(0.03)
Net loss per share of Common Stock (basic and diluted)	$(0.47)	$(0.52)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	11,156,257	9,236,990

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

(in thousands)

				Accumulated	Retained
				Other	Earnings		Total
	Common	Preferred	Additional	Comprehensive	(Accumulated	Treasury	Stockholders’
	Stock	Shares	Paid-In Capital	Income (Loss)	Deficit)	Stock	Equity (Deficit)
Balances, December 31, 2015	$4	$—	$108,237	$(196)	$(97,236)	$(480)	$10,329
Common stock issued, net of fees	1		4,369				4,370
Stock-based compensation			904				904
Foreign currency translation adjustment				(748)			(748)
Net loss					(4,770)		(4,770)
Balances, December 31, 2016	$5	$—	$113,510	$(944)	$(102,006)	$(480)	$10,085

				Accumulated	Retained
				Other	Earnings		Total
	Common	Preferred	Additional	Comprehensive	(Accumulated	Treasury	Stockholders’
	Stock	Shares	Paid-In Capital	Income (Loss)	Deficit)	Stock	Equity (Deficit)
Balances, December 31, 2016	$5	$—	$113,510	$(944)	$(102,006)	$(480)	$10,085
4 to 1 reverse stock split	(4)		4				—
Stock-based compensation			447				447
Foreign currency translation adjustment				366			366
Net loss					(5,193)		(5,193)
Balances, December 31, 2017	$1	$—	$113,961	$(578)	$(107,199)	$(480)	$5,705

The accompanying notes are an integral part of these consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

(Inclusive of Discontinued Operations)

(in thousands)

	Years Ended December 31,

	2017	2016
Cash flows from operating activities
Net loss	$(5,193)	$(4,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,074	3,147
Loss (gain) on change in warrant liability	(288)	193
Loss from disposal of fixed assets - net of accumulated depreciation	76	—
Stock-based compensation	447	904
Non-cash loan origination fees	75	72
Inventory reserve adjustment for obsolescence	44	60
Allowance for doubtful accounts	(19)	93
Deferred tax (benefit)	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	(419)	(518)
Inventory	37	127
Other current assets	(194)	334
Non-current deferred tax liabilities	—	(5)
Other assets, net	45	3
Accounts payable	(747)	268
Accrued liabilities	(999)	(739)
Deferred revenue	596	(685)
Loss (gain) on long-term contract	—	(616)
Deferred rent and other liabilities	(215)	(272)
Net cash used in operating activities	(3,680)	(2,422)
Cash flows from investing activities
Purchases of property and equipment	(120)	(348)
Net cash used in investing activities	(120)	(348)
Cash flows from financing activities
Borrowings on secured line of credit	1,250	3,500
Payments on secured line of credit	(1,274)	(2,626)
Debt issuance costs	(60)	(15)
Issuance of common stock, net of issuance costs	—	4,370
Net cash provided by (used in) financing activities	(84)	5,229
Effect of exchange rate changes on cash	280	(523)
Net increase (decrease) in cash and cash equivalents	(3,604)	1,936
Cash and cash equivalents, beginning of year	5,142	3,206
Cash and cash equivalents, end of year	$1,538	$5,142
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$199	$158
Cash paid during the year for income taxes	$356	$386

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The consolidated financial statements for all prior periods have been retroactively adjusted to reflect the August 14, 2017 1-for-4 reverse stock split of the Company’s common stock.

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

On July 1, 2015, the Company divested its RMG Media Networks business unit which was focused on selling advertising across airline digital media assets. Therefore, the financial information discussed below and in the consolidated financial statements and accompanying footnotes are exclusive of our Media business, classified as discontinued operations, unless specifically identified otherwise.

At December 31, 2017, the Company had $1.3 million in borrowings and $2.5 million in unused availability under the Revolving Facility. At December 31, 2017, the Company’s cash and cash equivalents balance was $1.5 million. This includes cash and cash equivalents of $1.2 million held in bank accounts of its subsidiaries located outside the United States. Through the combination of the Company’s cash and availability under the Revolving Facility, the ability to seek new capital through additional financing and equity capital markets via its effective “shelf” registration statement, and its current forecasts, the Company believes it should have adequate cash to operate the Company through at least the next twelve months. However, if the Company is unable to achieve its forecasts, fails to meet the financial covenants in the Revolving Facility and is unable to obtain a waiver or an amendment from the Bank to allow it to continue to borrow, or raise additional capital, the Company may need to pursue one or more alternatives, such as to reduce or delay investments in its business.

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

Principles of Consolidation

The consolidated financial statements of RMG Networks Holding Corporation include the accounts of Reach Media Group and its wholly-owned subsidiaries and the accounts of Symon and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include demand deposits in financial institutions and investments with an original maturity of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States of America, Europe, Middle East, and Asia. Accounts receivable are recorded at the invoiced amounts and do not bear interest. Payment is generally due ninety days or less from the invoice date and accounts more than ninety days are analyzed for collectability.  The allowance for doubtful accounts is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis based on a current review of the collectability of accounts and historical collection experience. Once all collection efforts have been exhausted, the account is written-off against the allowance.  The allowance for doubtful accounts was $374 thousand and $364 thousand at December 31, 2017 and 2016, respectively. As of and for the years presented, no single customer accounted for more than 10% of accounts receivable or revenues.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, computers and computer accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

(in thousands)	December 31, 2017	December 31, 2016
Finished Goods	$721	$683
Raw Materials	50	147
Total	$771	$830

Property and Equipment

The Company records purchases of property and equipment at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

Intangible assets include software and technology and customer relationships associated with the acquisition of Symon. The intangible assets are being amortized over their estimated useful lives. The definite lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing an impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. Intangible assets are evaluated for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount.

There were no impairments of definite lived intangible assets during the years 2017 and 2016.

The Company’s remaining intangible assets in 2017 are being amortized as follows:

Acquired Intangible Asset:	Amortization Period:(years)
Software and technology	1
Customer relationships	3

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from maintenance and content services contracts, software subscriptions and some professional service agreements. Deferred revenue is recognized as the revenue recognition criteria are met. The Company generally invoices the customer in advance for maintenance and content agreements and software subscriptions.

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

There was no impairment of long-lived assets during 2017 and 2016.

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

Under ASC 740, Income Taxes (“ASC 740”), the Company recognizes the effect of uncertain tax positions, if any, only if those positions are more likely than not of being realized.  It also requires the Company to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed.  The Company maintains accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire, or additional facts and circumstances cause it to change its assessment of the appropriate accrual amounts (see Note 5).  As of December 31, 2017 and 2016, the Company had no accrual recorded for uncertain tax positions.  In December 2017, the U.S. Congress passed the Tax Cut and Jobs Act of 2017 (“TCAJA”) which reduced the federal income tax rate applicable to corporations to 21% from a maximum rate of 35%. The new rate is applicable for the 2018 tax year, but the Company applied the new rate to temporary differences that will reverse after 2017 in accordance with ASC 740, resulting in a decreased value to deferred tax assets of $9.5 million, which is fully offset against the change in the valuation allowance attributable to such assets (see Note 5). In addition to the reduced tax rate, the TCAJA includes a deemed repatriation provision which requires companies to pay tax on their foreign accumulated earnings and profits measured at either November 2, 2017 or December 31, 2017, whichever produces the greater amount, at a reduced rate with an election to pay the tax over an 8-year period. As of December 31, 2017, the Company has $5.2 million of accumulated earnings in controlled foreign subsidiaries of which $2.3 million is includible as taxable income in 2017 subject to this tax provision. Due to the Company’s current tax loss and federal net operating loss carryforwards of approximately $68.7 million, the Company will apply the deemed repatriation to 2017 taxes and not opt to defer the tax over 8 years. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred.

Revenue Recognition

The following revenue recognition accounting policy is based on the accounting principles that were used to prepare these 2017 consolidated financial statements. On January 1, 2018, the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”). ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Recently Issued Accounting Pronouncements below for additional information.

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

The Company has also established VSOE for its professional services, software subscriptions, and maintenance and content services based on the same criteria as previously discussed under the software revenue recognition rules.

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

The Company sells its products and services through its multinational sales force and through a select group of resellers and business partners. In North America, in 2017 approximately 91% of sales were generated solely by the Company’s sales team, with approximately 9% through resellers. Internationally, the situation is reversed, with around 70% of sales coming from the reseller channel in 2017. Overall, approximately 70% of the Company’s multinational sales were derived from direct sales, with the remaining 30% generated through indirect partner channels. The Company has formal contracts with its resellers that set the terms and conditions under which the parties conduct business. The resellers purchase products and services from the Company, generally with agreed-upon discounts, and resell the products and services to their customers, who are the end-users of the products and services. The Company does not normally offer contractual rights of return other than under standard product warranties and product returns from resellers have been insignificant to date. The Company therefore sells directly to its resellers and recognizes revenue on sales to resellers upon delivery, consistent with its recognition policies as discussed above. The Company bills the resellers directly for the products and services they purchase. Software licenses and product warranties pass directly from the Company to the end-users as well as applying to the resellers.

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

Maintenance and content services revenue

Maintenance support revenue consists of support and updates for perpetual use software licenses, hardware maintenance and repair. Software subscription revenue consists of the right to access and use software, support and software updates. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content subscription services consist of providing customers live and customized news feeds.

Maintenance and content services revenue is recognized ratably over the term of the contracts, which is typically one to five years. Perpetual use software license maintenance, content services and software subscriptions are renewable by the customer at the end of each contract term. Rates, including subsequent renewal rates, are typically established based upon specified rates as set forth in the arrangement. The Company’s hosting support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the financial statements approximates fair value due to the short-term maturity of these instruments; the secured line of credit’s carrying value approximates its fair value due to the variable market interest rate of the debt.

The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company’s ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balances.

The Company maintains its cash and cash equivalents in the United States with one financial institution. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1.2 million held in foreign countries as of December 31, 2017 were not insured.

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

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options, warrants and unvested restricted stock, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, or other equity instruments outstanding at December 31, 2017 and 2016 are anti-dilutive.

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

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20, respectively.  The core principle of ASC 606 requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. The new revenue standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted the standard on January 1, 2018, using the modified retrospective method. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements including separate quantitative disclosure of revenues.

The Company has assessed the impact of this standard by reviewing representative samples of customer contracts for each revenue stream, analyzing those contracts under the new revenue standard, and comparing the conclusions to the current accounting policies and practices to identify potential changes. As a result of this assessment, the Company expects the revenue recognition of its primary revenue streams to remain substantially unchanged and, therefore, does not expect a material impact on its revenues upon adoption of ASC 606. The adoption of ASC 606 will potentially have an immaterial impact on the Company’s consolidated financial statements with respect to its accounting for sales commissions related to software subscription, and maintenance and content services agreements with terms that exceed one year. In making this determination the Company has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09 (“ASC 340-40”). Under the Company’s prior accounting policy, it recognized the expense of incremental costs of obtaining a contract, such as sales commission costs, when they are incurred rather than capitalizing the costs. Under ASC 340-40, the Company is required to capitalize and amortize incremental costs of obtaining a contract and certain sales commissions may require amortization over a period longer than the term of the associated customer contract.

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

Recent Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”). The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 as of January 1, 2017 and there was no material impact on our consolidated financial statements upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU 2016-09 as of January 1, 2017 and there was no significant impact to its consolidated financial statements for its current options.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. On August 14, 2017, the Company affected a 1-for-4 reverse stock split of the Company’s issued shares of common stock. All share and per share amounts have been presented to give retroactive effect to the 1-for-4 reverse stock split as if it occurred at the date of inception.

2. Property and Equipment

Property and equipment consist of the following:

(in thousands)	Years Ended December 31,
	2017	2016
Machinery & Equipment	$2,029	$2,598
Furniture & Fixtures	963	1,031
Software	41	666
Leasehold improvements	3,198	3,307
	6,231	7,602
Less accumulated depreciation	3,336	3,892
Property and equipment, net	$2,895	$3,710

Depreciation expense for the years ended December 31, 2017 and 2016 was $0.9 million for each of those years.

3. Intangible Assets

The intangible assets resulted from the valuation related to the acquisition of Symon and the application of Financial Accounting Standards Board Standard Codification 805, “Business Combinations”.

The carrying value of the Company’s intangible assets at December 31, 2017 were as follows:

	Remaining	Gross			Net
(in thousands)	Amortization	Carrying	Accumulated	Charge for	Carrying
	Period (Years)	Amount	Amortization	Impairments	Amount
Software and technology	1	$4,108	$(3,081)	$—	$1,027
Customer relationships	3	7,089	(3,544)	—	3,545
Total		$11,197	$(6,625)	$—	$4,572

The carrying values of the Company’s intangible assets at December 31, 2016, were as follows:

	Remaining	Gross			Net
(in thousands)	Amortization	Carrying	Accumulated	Charge for	Carrying
	Period (Years)	Amount	Amortization	Impairments	Amount
Software and technology	2	$4,108	$(2,054)	$—	$2,054
Customer relationships	4	7,089	(2,363)	—	4,726
Total		$11,197	$(4,417)	$—	$6,780

Amortization expense for the year ended December 31, 2017 and 2016 was $2.2 million for each of those years.

Future amortization expense for these assets for the five years ending December 31 and thereafter is as follows:

(in thousands)
2018	$2,208
2019	1,182
2020	1,182
2021	—
2022	—
Thereafter	—
Total	$4,572

4. Secured Line of Credit

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

The Restated Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property. In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. The Restated Loan Agreement contains customary events of default including, among others, Borrowers’ breach of payment obligations or covenants, defaults in payment of other outstanding debt, material misrepresentations, a material adverse change and bankruptcy and insolvency events of default. The Bank’s remedies upon the occurrence of an event of default include, among others, the right to accelerate the debt and the right to foreclose on the collateral securing the Revolving Facility. The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers. The Company was in compliance with such covenants at December 31, 2017.

At December 31, 2017, the Company had $1.3 million in borrowings and $2.5 million in unused availability under the Revolving Facility. At December 31, 2016, the Company had $1.3 million in borrowings and $1.0 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

5. Income Taxes

The following table summarizes the tax provision for U.S. federal, state, and foreign taxes on income for the years noted below:

(in thousands)	2017	2016
Current
Federal	$—	$—
State	(6)	25
Foreign	34	139
Current tax expense	28	164
Deferred
Federal	—	(7)
State	—	—
Foreign	24	(14)
Deferred tax expense	24	(21)
Total income tax expense	$52	$143

Income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows:

(in thousands)	2017	2016
Computed expected tax benefit	$(1,748)	$(1,485)
State tax benefit, net of federal benefit	(107)	(141)
Non-taxable income charge	381	(231)
Nondeductible expenses, principally goodwill & impairment	827	14
Change in valuation allowance	(8,844)	1,861
Change in federal rate	9,485	—
Foreign income tax	58	125
Total	$52	$143

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 and inclusive of discontinued operations are as follows:

(in thousands)	2017	2016
Deferred revenue	$172	$321
Deferred rent	405	699
Accrued wages	10	34
Deferred state sales tax	18	30
Bad debt reserve	14	22
Foreign currency loss	25	39
Other	30	73
Current deferred tax assets	674	1,218
Depreciation and amortization	(220)	(443)
Equity-based compensation	1,691	2,432
Intangible assets	(1,124)	(2,564)
Net operating loss carryforwards	16,432	25,654
Non-current deferred tax assets	16,779	25,079
Total deferred tax assets	17,453	26,297
Valuation allowance	(17,453)	(26,297)
Net deferred tax assets	$—	$—

The Company evaluates the recoverability of the deferred income tax assets and the associated valuation allowances on a regular basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The decrease in the valuation allowance from 2016 to 2017 was $8.8 million and is primarily due to changes in net operating loss carryforwards due to the deemed repatriation of its accumulated earnings and profits from its foreign subsidiaries and the impact of reduced federal income tax rate applicable to corporations to 21% from a maximum rate of 35% from TCAJA.

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $68.7 million, which expire in 2032-2035. Of the $16.4 million in non-current net operating losses above, approximately $0.5 million relates to state net operating losses. The Company evaluates a variety of factors on a regular basis to determine the amount of deferred income tax assets to recognize in the financial statements. These factors include the Company’s recent earnings history, projected future taxable income, the number of years the Company’s net operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and available tax planning strategies.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. This guidance prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statement uncertain tax positions that a company has taken or expects to take on its tax return. Symon’s open tax years are for the years ended January 31, 2012 and 2013 and the short period ending April 19, 2013. All Reach Media Group tax years within the statute of limitations are open. As of December 31, 2017 and 2016, the Company had no accruals recorded for uncertain tax positions. The Company has elected to recognize accrued interest and penalties related to income tax matters as a component of income tax expense if incurred. For the years ended December 31, 2017 and 2016, there were no such costs related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three-year statute of limitation by major tax jurisdictions.

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

On December 29, 2016, the Company closed on its rights offering to existing stockholders of record at November 29, 2016 as well as the related sale of shares to existing stockholders pursuant to a standby purchase agreement. The rights offering also included an over-subscription right, which entitled existing stockholders that exercised all of their basic subscription rights to purchase additional shares to the extent not purchased by other rights holders. The Company issued an aggregate of 7,741,908 shares of common stock (1,935,477 on a split-adjusted basis) at a price of $0.62 per share ($2.48 per share on a split-adjusted basis) for gross proceeds of approximately $4.8 million. The rights offering resulted in $4.4 million of net cash proceeds, net of $0.4 million in transaction expenses, to be used for general working capital purposes.

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

As of December 31, 2017 and 2016, the Company had 11,156,257 and 11,156,257, respectively outstanding shares of common stock.

7. Warrants

As of December 31, 2017 and 2016, the Company had 9,649,318 warrants outstanding, exercisable for 2,756,810 shares of the Company’s common stock. As of December 31, 2017,  4,582,652 of these warrants were public warrants. Each warrant entitles the registered holder to purchase 0.2857 shares of common stock at an exercise price of $40.25 per share.

Public Warrants

Each warrant entitles the registered holder to purchase 0.2857 shares of common stock at a price of $40.25 per share, subject to adjustment as discussed below, and are currently exercisable, provided that there is an effective registration statement under the Securities Act covering the underlying shares and a current prospectus relating to them is available.

The warrants issued as part of the Offering expire on April 8, 2018 or earlier upon redemption or liquidation. The Company may call warrants for redemption:

•	in whole and not in part;

•	at an exercise price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•

if, and only if, the last sale price of the Company’s common stock equals or exceeds $61.25 per share for any 20 trading days within a 30-day trading period ending on the third business day before the Company sends notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption as described above, it will have the option to require any holder of warrants that wishes to exercise his, her or its Warrant to do so on a “cashless basis”. If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering his, her or its warrants for that number of shares of our common stock equal to the quotient obtained by dividing (x) the product of the number of shares of the Company’s common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. If the Company calls the warrants for redemption and the Company’s management does not take advantage of this option, SCG Financial Holdings, LLC (the “Sponsor”) and its permitted transferees would still be entitled to exercise their 4,000,000 warrants, exercisable for 1,142,800 shares of the Company’s common stock, purchased on April 12, 2011 (the “Sponsor Warrants”) for cash or on a cashless basis using the same formula described above that holders of Public Warrants would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis, as described in more detail below.

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

Sponsor Warrants

The Sponsor purchased an aggregate of 4,000,000 Sponsor Warrants, exercisable for 1,142,800 shares of the Company’s common stock, from the Company at a price of $0.75 per warrant in a private placement completed on April 12, 2011. In addition, on April 8, 2013, the Company issued to the Company’s Executive Chairman and a significant stockholder 1,066,666 Sponsor Warrants, exercisable for a total of 304,746 shares of the Company’s common stock. These warrants were issued upon the conversion by each of the parties of a Promissory Note issued by the Company to the Sponsor and in the aggregate principal amount of $800 thousand, which Promissory Note was subsequently assigned by the Sponsor to the Executive Chairman and significant stockholder in the aggregate principal amount of $400 thousand each. The conversion price of the Promissory Notes was $0.75 per warrant. The Sponsor Warrants (including the shares of Company common stock issuable upon exercise of the Sponsor Warrants) were not transferable, assignable or salable (other than to the Company’s officers and directors and other persons or entities affiliated with the Sponsor) until May 8, 2013, and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to the Public Warrants, except that such Sponsor Warrants may be exercised by the holders on a cashless basis. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The Sponsor Warrants expire on April 8, 2018.

8. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors with no outstanding preferred stock at December 31, 2017 and 2016.

9. Warrant Liability and Fair Value

Pursuant to the Company’s Offering, the Company sold 8,000,000 units, which subsequently separated into one warrant and one share of common stock. The Sponsor also purchased 4,000,000 warrants, exercisable for 1,142,800 shares of the Company’s common stock, in a private placement in connection with the initial public offering. The warrants expire on April 8, 2018. The warrants issued contain a cashless exercise feature and a restructuring price adjustment provision in the event of any merger or consolidation of the Company with or into another corporation, subsequent to the initial business combination, where the surviving entity is not the Company and whose stock is not listed for trading on a national securities exchange or on the OTC Bulletin Board, or is not to be so listed for trading immediately following such event (the “Applicable Event”). The exercise price of the warrant is decreased immediately following an Applicable Event by a formula that causes the warrants to not be indexed to the Company’s own stock.

As a result, the warrants are considered a derivative and the liability has been classified as a liability on the Balance Sheet. Management uses the quoted market price of the warrants to calculate the warrant liability which was determined to be $1 thousand and $289 thousand at December 31, 2017 and 2016, respectively. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statement of operations. Any change in the market value of the warrant liability is recorded as Other Income (Expense) in the Statement of Comprehensive Loss.

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1,  2 or 3 during the years ended December 31, 2017 and 2016.

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

			Significant	Significant
		Quoted in	Other	Other
(in thousands)	Fair	Active Markets	Observable Input	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Warrant Liability:
December 31, 2016	$289	—	$289	—
December 31, 2017	$1	—	$1	—

10. Commitments and Contingencies

Office Lease Obligations –

The Company currently leases office space in Addison, a suburb of Dallas, Texas, that expires on March 31, 2025. The Company received a tenant improvement allowance of $1.3 million which was recorded as an increase in leasehold improvements and deferred rent to be amortized over the life of the lease.  The Company also received a one-year rent abatement, but the rent expense is being recorded on a straight-line basis.

In addition, the Company leases office spaces in Luton, England under a lease agreement that expires in June 2021 with an option to extend through June 2026; in London, England under a lease agreement that expires in January 2020; and in Dubai and Abu Dhabi, UAE under lease agreements that both expire in August 2018.

The Company also leases office space associated with its legacy Media business, which was sold on July 1, 2015. The office leases are located in New York and expire in 2018 and 2021. The Company has subleased some of these locations.

Future minimum rental payments under these leases are as follows:

(in thousands)	Amount
2018	$1,796
2019	1,718
2020	1,473
2021	1,024
2022	952
Thereafter	1,990
$8,953

Total rent expense under all operating leases for the year ended December 31, 2017 and 2016  were $1.5 million for each year. As part of the discontinued operations of the Media business unit, the Company abandoned the related Media properties and accrued a lease impairment charge using a cease-use date of July 1, 2015. The remaining lease impairment charge balance at December 31, 2017 was $0.3 million.

The Company is currently subleasing two facilities related to the abandoned properties of the Media business unit. The Company received payments totaling $0.5 million during 2017, which was less than the Company’s monthly lease obligations. The leases expire in February 2018 and February 2021.

Future minimum sublease receipts under these subleases are as follows:

(in thousands)	Amount
2018	$342
2019	328
2020	335
2021	28
2022	—
Thereafter	—
$1,033

Capital Lease Commitments -

The Company had entered into capital lease agreements with leasing companies for the financing of equipment and furniture purchases. The capital lease payments and amortization expired at various dates through June 2017 and there are no future minimum lease payments under non-cancelable capital leases agreements.

Legal proceedings -

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues for losses related to legal proceedings when a potential loss is probable and can be reasonably estimated in accordance with FASB requirements. The Company has identified the following legal proceedings below. Accruals have not been recorded for loss contingencies related to the legal proceedings below because it is not probable that a loss has been incurred and the amount of any such loss cannot be reasonably estimated.

Class Action and Stockholder Derivative Lawsuit

On March 23, 2018, a class action and a verified stockholder derivative complaint on behalf of the Company entitled Eric Weinstein et al. v. Gregory H. Sachs et al., Case No. 2018-0210-AGB was filed in the Court of Chancery in the State of Delaware against the Company, as nominal defendant, and certain individual shareholders, directors and former employee of the Company, as defendants (the “Weinstein Proceeding”).  The lawsuit alleges that certain members of the Company’s Board breached their fiduciary duties of good faith and loyalty by agreeing to enter into a purchase agreement (the “Purchase Agreement”) with certain investors on March 25, 2015 to sell such investors shares of preferred stock of the Company, (i) on terms that allowed a small group of investors to acquire common stock of the Company at a significant discount, in a quantity that entrenched their power within the Company, favoring their interests to the detriment of the

Company’s minority stockholders, and (ii) by knowingly making false and misleading disclosures, and failing to disclose all material information, to the Company’s stockholders.  The complaint further alleges that Mr. Sachs and Mr. Donald Wilson, as the Company’s controlling stockholders, breached their fiduciary duties of good faith and loyalty by agreeing to issue preferred stock of the Company on terms that allowed a small group of investors to acquire common stock of the Company at a significant discount, in a quantity that entrenched their power within the Company, favoring their interests to the detriment of the Company.  The complaint also alleges that certain of the Company’s insiders, including four directors and a former employee, were unjustly enriched by the opportunity to acquire common stock of the Company at a discount to its trading price at the time.  The lawsuit seeks to cause the defendants to disgorge to the Company the stock that they received at a discount to the market price, and also seeks an award of appropriate damages, plus pre- and post-judgment interest for the plaintiff, the class and the Company. The Company believes that the allegations set forth in the complaint are without merit and intends to defend itself vigorously in the proceedings. Due to the inherent uncertainties of litigation and the early stage of the proceedings, the Company cannot predict the ultimate outcome of this matter.

Patent Litigation

On March 27, 2018, Ultravision Technologies, LLC (“Ultravision”), filed patent infringement complaints against us in the International Trade Commission (“ITC”) and the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”), alleging infringement of claims in two United States patents based on modular LED display panels sold by the Company. The ITC matter is entitled In the Matter of Certain Modular LED Display Panels (No. 337-3302). The ITC complaint seeks exclusion and cease and desist orders.  Pursuant to the complaint filed in the District Court, Case No. 2:18-cv-00109-JRG, Ultravision is seeking to enjoin the Company from further acts of direct and/or indirect infringement of such United States patents, including the manufacture, sale, offer for sale, importation and use of the infringing products, unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for costs and attorneys’ fees.  The Company intends to defend itself vigorously in the proceedings. Due to the inherent uncertainties of litigation and the early stage of the proceedings, the Company cannot predict the ultimate outcome of this matter.

11. Accrued Liabilities

Accrued liabilities are as follows:

(in thousands)	Years Ended December 31,
	2017	2016
Professional fees	$112	$331
Accrued compensation	613	846
Other taxes payable	396	589
Accrued lease obligations	374	405
Accrued expenses	637	891
Other	277	330
Total	$2,409	$3,392

12. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

(in thousands)	Years Ended December 31,

Region	2017	2016
North America	$24,406	$25,892
International
United Kingdom	6,117	5,669
Middle East	5,386	3,376
Europe	908	1,833
Other	225	831
International	12,636	11,709
Total	$37,042	$37,601

The vast majority of the Company’s long-lived assets are located in the United States.

13. Equity Incentive Plan

On July 12, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) and the initial reservation of 625,000 split-adjusted shares of the Company’s common stock for issuance under the 2013 Plan. In 2017, an additional reservation of 1,000,000 split-adjusted shares of the Company’s common stock was approved, bringing the total to 1,625,000 split-adjusted shares of the Company’s common stock authorized for issuance under the 2013 Plan. The 2013 Plan is intended to promote the interests of the Company and its stockholders by providing the Company’s employees, directors and consultants with incentives and rewards to encourage them to continue in the Company’s service and with a proprietary interest in pursuing the Company’s long-term growth, profitability and financial success. Equity awards available under the 2013 Plan include stock options, stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, share-denominated performance units and cash awards. The 2013 Plan is administered by the compensation committee of the board of directors of the Company, which has the authority to designate the employees, consultants and members of the board of directors who will be granted awards under the 2013 Plan, to designate the amount, type and other terms and conditions of such awards and to interpret any and all provisions of the 2013 Plan and the terms of any awards under the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date.

On April 3, 2017, the Company granted 37,500 split-adjusted stock options under the Company’s 2013 Equity Incentive Plan to senior executives. The stock options have vesting base dates of the employees’ start dates, each of which were in 2016. These options have a split-adjusted exercise price of $4.00 and a three-year service requirement with 1/3 of the options vesting on the anniversaries of the vesting base date. In addition, the stock options have a 10-year term and the Black Scholes model was used to measure the fair value of the stock-based compensation awards.

On April 11, 2016, the Company cancelled the 212,500 split-adjusted vested options which were granted on August 13, 2013 and held by the Company’s chairman of the board. In addition, on April 11, 2016, the Company granted new equity awards under the Company’s 2013 Equity Incentive Plan to senior executives in two tranches, tranche A and tranche B.  The 240,000 split-adjusted tranche A stock options have a vesting base date of the employee’s start date, while the 185,000 split-adjusted tranche B stock options have a vesting base date of April 11, 2016. All the new options have a split-adjusted exercise price of $4.00 and a three-year service requirement with 1/3 of the options vesting on the anniversary of the vesting base date, except in the case of the tranche A options granted to the Company’s chief executive officer, which vest monthly over a 36-month period beginning on July 22, 2014. In addition, all the new stock options have a 10-year term and the Black-Scholes model was used to measure the fair value of the stock-based compensation awards. Also, on April 11, 2016, the Company cancelled the 125,000 split-adjusted vested and unvested options that were granted on July 22, 2014 to the Company’s CEO in connection with the issuance of the CEO’s new tranche A and tranche B options. For accounting purposes, the transaction was treated as a modification of the original options resulting in $23 thousand of amortization expense for the catch-up adjustment on the modification date.

The amortization expense associated with stock options during the years ended December 31, 2017 and 2016 were $0.4 million and $0.9 million, respectively.  The unamortized cost of the options at December 31, 2017 and 2016 was $0.3 million, to be recognized over a weighted-average remaining life of 0.7 years. At the years ended December 31, 2017 and 2016,  375,417 and 240,000 split-adjusted shares of the options were exercisable. In addition, there was no intrinsic value associated with the options as of December 31, 2017. The weighted-average remaining contractual life of the options outstanding is 6.7 years.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

				Weighted
				Average
		Grant	Weighted	Remaining
		Date	Average	Contractual Term
	Shares	Fair Value	Price	(as of December 31, 2017)
Balance, December 31, 2015	445,417		$26.20	6.9
Granted	425,000	$0.78	4.00	8.6
Forfeited or cancelled	(341,667)		24.12	6.8
Balance, December 31, 2016	528,750		9.57	8.1
Non-exercisable	(288,750)		4.00	8.9
Outstanding and exercisable, December 31, 2016	240,000		16.28	7.2

Balance, December 31, 2016	528,750		$9.57	8.1
Granted	37,500	$0.58	4.00	8.4
Forfeited or cancelled	(42,500)		4.00	7.7
Balance, December 31, 2017	523,750		9.63	7.2
Non-exercisable	(148,333)		4.00	8.3
Outstanding and exercisable, December 31, 2017	375,417		11.85	6.7

Following is a summary of compensation expense recognized for the issuance of stock options and restricted stock grants for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Selling and marketing	$59	$68
General and administrative	388	836
Total	$447	$904

The Company computed the estimated fair values of stock options using the Black-Scholes model. These values were calculated using the following assumptions:

2017
Risk-free interest rate	2.02%
Expected term	6.0 years
Expected price volatility	91.2%
Dividend yield	—

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

Risk-Free Interest Rate:     The risk-free interest rate is based on the U.S. Treasury’s zero-coupon issues with remaining terms similar to the expected term on the award.

Dividend Yield:     The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures:     The Company accounts for forfeitures as they occur.

14. Discontinued Operations

The Company completed the sale of its Media business and exited these operations on July 1, 2015 and did not have involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company classified its Media operations as discontinued operations for financial reporting purposes in all periods presented except where specifically identified otherwise.

The lease impairment liability of $0.1 million and $0.2 million are included in accrued liabilities of the Consolidated Balance Sheet at December 31, 2017 and 2016, respectively.

The following table shows the results of operations of the Company’s discontinued operations:

(in thousands)	Years Ended December 31,
	2017	2016
Revenue	$—	$—
Cost of Revenue	—	—
Operating Expenses	—	260
Operating Loss	—	(260)
Other expenses (income), net	—	—
Net loss from discontinued operations	$—	$(260)

The $0.3 million operating expenses incurred during the year ended December 31, 2016 were related to a lease impairment adjustment and final additional expenses for the discontinued operations of its Media business. There are no assets or liabilities of the Company’s discontinued operations at December 31, 2017 and 2016.

15. Related Party Transactions

The Company had an agreement with a company owned by a board member under which it originally paid $10 thousand a month for public relations services which was renegotiated to $5 thousand a month starting August 2016 and was terminated in December 2016. Under this agreement, the Company had incurred charges for the year ended December 31, 2016 of $98 thousand.

Effective July 1, 2016, the Company entered into an agreement with a company owned by an employee under which it received a flat fee of $5 thousand a month for content and marketing services. This agreement expired on April 30, 2017. Under this agreement, the Company earned $20 thousand and $30 thousand in revenue for the years ended December 31, 2017 and 2016, respectively.

16. Subsequent Event

On April 2, 2018 the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SCG Digital, LLC, a Delaware limited liability company (“Parent”), SCG Digital Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and SCG Digital Financing, LLC, a Delaware limited liability company and an affiliate of Parent, solely for the purposes of Sections 6.19, 8.03 and 8.04 of the Merger Agreement. Under the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Shareholders of the Company’s common stock (other than Parent and its affiliates and rollover shareholders that enter into agreements with Parent to contribute shares of Company common stock to an affiliate of Parent prior to the closing of the Merger) will receive $1.27 in cash per share in the Merger. Parent is owned by SCG Digital Holdings, Inc., a Delaware corporation and an affiliate of Gregory H. Sachs, the Company’s Executive Chairman (collectively, the “Sponsor”).

Mr. Sachs and certain of his affiliates have entered into a voting agreement (the “Voting Agreement”) with the Company and agreed, among other things, to vote his shares of the Company’s common stock in favor of adoption and approval of this Agreement and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement.

All members of the Board of Directors of the Company in attendance at the meeting approved the Merger Agreement on the unanimous recommendation (with Mr. Sachs recusing himself and one member unable to attend the final meeting due to a personal matter) of a Special Committee comprised entirely of independent directors of the Company (the “Special Committee”).

 The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through May 17, 2018 (the “Initial Go Shop End Date”); provided that such end date may be extended at the election of the Company (upon written notice to Parent) at any time prior to the Initial Go Shop End Date until June 1, 2018 (such period commencing with the Execution Date, as may be extended, the “Go-Shop Period”). After the conclusion of the Go-Shop Period, the Company may continue discussions with any “Excluded Person”, defined as a party that submits (and has not withdrawn) a written proposal during the Go-shop Period that the Special Committee determines in good faith, after consultation with its financial advisor and outside legal counsel, is, or would reasonably be expected to lead to, a “Superior Proposal,” as defined in the Merger Agreement and with whom the Company remains in continuous active discussions.

Except with respect to Excluded Persons, after the conclusion of the Go-Shop Period, the Company will be subject to a “no-shop” restriction on its ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company to provide information and participate in discussions with respect to third party proposals submitted after the conclusion of the Go-Shop Period and with respect to which the Special Committee has made the determinations previously described.

The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a Superior Proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, a termination fee, as well as reimbursement for certain fees and expenses up to an “Expense Make Whole Threshold”  may be payable by the Company to Parent in the following circumstances: (i) if such termination occurs before the Initial Go Shop End Date, the Company will not be required to pay a termination fee, (ii) if the Go Shop Period is extended and the Merger Agreement is terminated by the Company before the Non-Solicitation Start Date so that the Company can enter into an alternative acquisition agreement with an Excluded Person, then the Company will be required to pay a fee of $150,000 and (iii) if the Merger Agreement is terminated by the Company or Parent in certain other circumstances more fully set forth in the Merger Agreement, then the Company will be required to pay a fee of $500,000.  In the event that the Merger Agreement is terminated by the Company due to a material breach of the Merger Agreement by Parent or Merger Sub or in the event that Parent or Merger Sub fail to consummate the Merger when otherwise obligated to do so pursuant to the terms and conditions thereof, the Merger Agreement provides for Parent to pay to the Company a penalty loan of $1 million (“the “Penalty Loan”) upon termination of the Merger Agreement.

Consummation of the Merger is subject to various conditions, including adoption of the Merger by a vote of a majority of the minority shareholders of the outstanding shares of the Company’s common stock (other than any rollover investors, shareholders affiliated with Parent and the Company’s executive officers) and other customary closing conditions described in the Merger Agreement, and other customary closing conditions. The parties expect to close the transaction during the second quarter of 2018.

In connection with the Merger Agreement, on April 2, 2018, the Company and certain of its subsidiaries (the “Borrowers”) entered into the Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with SCG Digital Financing, LLC (the “Subordinated Lender”), pursuant to which the Subordinated Lender agreed to make available to the Borrowers a bridge loan (the “Bridge Loan”) in the principal amount of $2 million.  The Subordinated Lender is an affiliate of Mr. Sachs.  If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms (the Penalty Loan together with the Bridge Loan, the “Subordinated Loans”). The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due.  No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the closing date.  Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime rate.   If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity.  During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter.

Upon the occurrence of certain events (including the failure of the Company’s unaffiliated shareholders to approve the Merger), the Subordinated Lender has the right to convert principal and accrued interest outstanding under the Bridge Loan into shares of Series A Preferred Stock of the Company on the terms set forth therein.

The Subordinated Loans are subordinated to the obligations under the Amended and Restated Loan and Security Agreement (the “Restated Loan Agreement”) dated October 13, 2017 with Silicon Valley Bank (the “Bank”) pursuant to a Subordination Agreement dated as of April 2, 2018 on the terms set forth herein.

On April 2, 2018, the Company and certain of its subsidiaries also entered into the First Amendment (the “First Amendment”) to the Restated Loan Agreement with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement (as defined above) by the Company and certain of its subsidiaries, among other things.

The Special Committee engaged Lake Street Capital Markets LLC (“Lake Street”) to provide a fairness opinion to the Special Committee. On April 2, 2018, Lake Street delivered an opinion to the Special Committee that as of the date of the opinion, the merger consideration to be received by holders of the Company’s common stock is fair to such holders (other than the holders of Company common stock that are affiliates of Parent) from a financial point of view.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
Chief Executive Officer

Date: April 4, 2018

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

Signature	Title	Date

/s/ Gregory H. Sachs	Executive Chairman	April 4, 2018
Gregory H. Sachs

/s/ Robert Michelson	Chief Executive Officer and Director	April 4, 2018
Robert Michelson	(Principal Executive Officer)

/s/ Jana Ahlfinger Bell	Chief Financial Officer	April 4, 2018
Jana Ahlfinger Bell	(Principal Financial Officer)

/s/ Lawrence Weber	Director	April 4, 2018
Lawrence Weber

/s/ Jonathan Trutter	Director	April 4, 2018
Jonathan Trutter

/s/ Alan Swimmer	Director	April 4, 2018
Alan Swimmer

/s/ Jeffrey Hayzlett	Director	April 4, 2018
Jeffrey Hayzlett