Form 10-K/A
period 2017-12-31
RMG Networks Holding Corp
filed 2018-04-30
CIK 1512074

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

None

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

As of April 30, 2018, there were 11,156,257 shares of common stock of the registrant outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

RMG Networks Holding Corporation (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2018 (the “Original Filing”).

This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Items 10 through 14 of Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of its fiscal year ended December 31, 2017. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Part IV of the Original Filing is being amended to (i) amend and restate the list of Exhibits to include an accurate list of Exhibits to the Original Filing, (ii) amend and replace Exhibit 10.31, which inadvertently omitted the exhibit to such Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on April 3, 2018, (iii) to add as an exhibit new Exhibit 10.32, which was inadvertently omitted from the Original Filing, and (iv) to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to April 4, 2018.

Unless the context otherwise requires, when we use the words the “Company,” “RMG”, “RMG Networks,” “we,” “us,” or “our Company” in this Form 10-K, we are referring to RMG Networks Holding Corporation, a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to RMG Networks Holding Corporation.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of April 30, 2018:

Name	Age	Title
Gregory H. Sachs	52	Executive Chairman
Robert Michelson	62	President, Chief Executive Officer and Director
Jana Ahlfinger Bell	54	Executive Vice President and Chief Financial Officer
Robert R. Robinson	55	Senior Vice President, General Counsel & Secretary
Jeffrey Hayzlett	57	Director
Alan Swimmer	58	Director
Jonathan Trutter	60	Director
Larry Weber	61	Director

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company, their principal occupations for the past five years, and the specific experience, qualifications and other attributes and skills that led the Board to determine that such persons should serve on the Board of Directors.

Gregory H. Sachs served as our Chairman, Chief Executive Officer, and President from inception until the consummation of our acquisition of Reach Media Group Holdings in April 2013, at which time he became our Executive Chairman. Since 2008, he has been Chairman and Chief Executive Officer of Sachs Capital Group LP. From 1993 to 2008 he was Chairman and Chief Executive Officer of Deerfield Capital Management which he founded and oversaw its growth from a fixed income hedge fund with $15 million in assets under management to a global diversified alternative fixed income investment manager with approximately $15 billion in assets under management. While at Deerfield, Mr. Sachs oversaw the management of Deerfield Capital Corp, a publicly traded (NYSE/NASDAQ: DFR) specialty finance company that invested in various credit related asset classes. Deerfield Capital Corp. had gross assets in excess of $8 billion at the time Mr. Sachs sold his interest in Deerfield. Prior to founding Deerfield, Mr. Sachs was Vice President and Trading Manager for Harris Trust and Savings Bank’s Global Fixed Income Trading Division. Mr. Sachs is an Adjunct Professor at USC Marshall School of Business in Los Angeles where he teaches a course on building an Alternative Asset Management business to second-year Graduate Students in the Lloyd Greif Center for Entrepreneurial Studies. Mr. Sachs also serves on the Board of Trustees of Chicago’s Shedd Aquarium, is Vice-Chairman of the Federal Enforcement Homeland Security Foundation and is a former board member of the Ann & Robert H. Lurie Children’s Hospital of Chicago Foundation. He is a former board member of the Triarc Companies (NYSE: TRY) from 2004 to 2007, Deerfield Capital Corp. (NYSE/NASDQ: DFR) from 2005 to 2007 and the Futures Industry Association. Mr. Sachs also has extensive experience investing in public and private companies for his own account. Mr. Sachs graduated from the University of Wisconsin at Madison in 1988 with both an M.S. degree in Quantitative Analysis and Finance and a B.B.A. degree in Actuarial Science and Quantitative Analysis.

The Board believes that Mr. Sachs’ substantial experience in growing businesses and his prior public company experience provide him with the appropriate attributes to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Robert Michelson has served as our Chief Executive Officer and President and a member of our Board since July 2014. Prior to joining us, Mr. Michelson served as President of Share Rocket, Inc., a company that provides social media ratings globally, from April 2014 to July 2014. From January 2009 to December 2012, Mr. Michelson was an operating partner with Sterling Partners, a private equity firm, overseeing portfolio companies in the technology services, business services, and education sectors. Prior to joining Sterling Partners, Mr. Michelson served as Chief Executive Officer of Goliath Solutions, a technology and marketing services company providing data and data analytics to Fortune 500 companies, and as a Division President of IXL, a digital technology solutions and consulting services company. Prior to that, Mr. Michelson held a number of sales, marketing and senior roles with technology and services companies and began his career with IBM as a systems engineer and marketing representative in 1978. Mr. Michelson received a B.S. degree in Marketing and Finance from Indiana University and sits on the boards of several education-focused non-profit companies.

The Board believes that Mr. Michelson’s experience from serving in senior executive roles within the technology and services industries qualifies him to serve on the Board.

Jana Ahlfinger Bell was appointed as our Executive Vice President and Chief Financial Officer in April 2015. Prior to joining the Company, Ms. Bell served as Chief Financial Officer of EF Johnson Technologies, Inc., a provider of secure communications solutions, from March 2005 to April 2015. Prior to that, Ms. Bell served as President and Chief Executive Officer of Simple Products Inc., an early stage developer of innovative handset and network technologies for the disposable wireless market, from January 2003 until February 2005. She served as Chief Executive Officer, President, and a director of @TRACK Communications, Inc., a provider of integrated wireless voice, data, and location technologies from September 1998 until September 2002. From June 1998 until September 1998, she served as Executive Vice President and Chief Financial Officer of @TRACK. From March 1992 to June 1998, she was employed in a variety of capacities by AT&T Wireless Services and by its predecessors, LIN Broadcasting and McCaw Cellular Communications, Inc. including Vice President and Chief Financial Officer of the Southwest Region. Ms. Bell practiced public accounting for Ernst & Young LLP, last serving as an audit manager, and is a Certified Public Accountant. She holds a BBA in Accounting from Texas A&M University.

Robert R. Robinson joined as our Senior Vice President and General Counsel in August 2015 and was appointed Secretary in November 2015.  Prior to joining the Company, Mr. Robinson served as Chief Legal Officer of Hyla, Inc., a provider of cell phone recycling services, from November 2012 to April 2015.  Prior to that, Mr. Robinson served as Senior Vice President, General Counsel & Secretary of BancTec, Inc., a manufacturer of large scanning and document handling equipment and a provider of outsourcing services, from June 2008 until November 2012.  Before then, Mr. Robinson served in a variety of legal roles for Affiliated Computer Services, Inc., concluding with the title of Senior Vice President and Deputy General Counsel – Corporate, from July 2003 until January 2008.  Prior to then, Mr. Robinson served as General Counsel and Vice President of Business Development for Renew Data Corp, Vice President and General Counsel – Americas for Vignette Corp., Staff Counsel for Fair, Isaac & Co., Inc., and as an associate attorney for Pillsbury Madison & Sutro LLP. Mr. Robinson also served for six years on active duty with the United States Navy and retired from the Navy Reserves in 2005. He holds a B.S. in Materials Science & Engineering from the Massachusetts Institute of Technology and a J.D. from the University of California at Berkeley.

Jeffrey Hayzlett has been a member of our Board of Directors since April 2013. Mr. Hayzlett is the Chief Executive Officer of The Hayzlett Group, a provider of strategic business consulting services he founded in May 2010, and of TallGrass Public Relations, a public relations firm he founded in July 2010. From May 2006 to May 2010, Mr. Hayzlett served as Chief Marketing Officer at Eastman Kodak Company. Prior to that, he founded a private business development and public relations firm specializing in the technology and visual communications industries, and held senior management positions in strategic business development and marketing at several companies, including Cenveo, Webprint and Colorbus, Inc. He has also served in staff positions in the United States Senate and House of Representatives. Mr. Hayzlett serves on the boards of several private companies, including itracks and Vdopia and the board of publicly traded LiveWorld, Inc. (LVWD).

The Board believes that Mr. Hayzlett’s extensive sales and marketing-related experience and executive experience qualifies him to serve on the Board.

Alan Swimmer has been a member of our Board of Directors since April 2013. Currently, he is a private investor focusing on both public and non-public types of investments. He has served as Managing Director of Environmental Financial Products, a derivatives research and new product development firm. Previously, he served as President of Prescient Ridge Management (“PRM”), a commodity trading advisor. Prior to PRM Mr. Swimmer spent over 26 years in the futures and options industry, building and running futures commission merchant businesses including from 2002 to 2008 as head of U.S. futures at Bear Stearns and then as head of North American futures sales at JP Morgan following its purchase of Bear Stearns. Prior to Bear Stearns, Mr. Swimmer was with Citigroup from 1990‑2002 and was head of its Chicago futures office. Mr. Swimmer received a B.A. in psychology from Washington University in St. Louis, where he is currently Vice Chair of the Alumni Board of Governors. Mr. Swimmer has been on the Board of Directors of the Minneapolis Grain Exchange since 2008.

The Board believes that Mr. Swimmer’s experience in various senior executive roles over the last 20 years and on the Board of Directors of the Minneapolis Grain Exchange qualifies him to serve on the Board.

Jonathan Trutter has been a member of our Board since April 2013. Mr. Trutter previously served as the Chief Executive Officer of the Deerfield Capital Corp. (NYSE/NASDAQ: DFR) from its founding in December 2004 until April 2011 and the Chief Executive Officer and Chief Investment Officer of Deerfield Capital Management LLC, an indirect wholly-owned subsidiary of Deerfield Capital Corp., from 2007 to 2011. Upon the merger of CIFC Corp. and Deerfield Capital

Corp. in 2011, Mr. Trutter became Vice Chairman of the board of CIFC Corp. Mr. Trutter left the board of CIFC Corp. in May 2012. From 1989 to 2000 Mr. Trutter was a Managing Director of Scudder Kemper Investments, and served as a member of the firm’s Fixed Income Management Committee. Mr. Trutter received a B.A. from the University of Southern California and M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. He is a Certified Public Accountant.

The Board believes that Mr. Trutter’s experience from serving as Chief Executive Officer of Deerfield Capital Corp. and from other senior executive roles he has held over the last 20 years qualifies him to serve on the Board and enable him to make valuable contributions to the Board and to the Company.

Larry Weber has served as the Chief Executive Officer and Chairman of the Board of Racepoint Global, Inc., a digital marketing services ecosystem of marketing service companies organized to help chief marketing officers in their role as builders of communities and content aggregators, since he founded the company in September 2004. Mr. Weber has served on the board of directors of Pegasystems, Inc., a software company listed on the NASDAQ Stock Market, since August 2012. From 2011 to 2013, Mr. Weber also served on the board of Avectra, a provider of web-based association management software (AMS) and social CRM software. In 2001, Mr. Weber founded Weber Shandwick, one of the largest public relations agencies in the world. He also served on the board of Vertro, Inc., an online advertising and search company, from June 2005 to March 2012, and as its Chairman from April 2006 to March 2012. Mr. Weber is also a co-Founder and Chairman of the Board of the Massachusetts Innovation & Technology Exchange (MITX), one of the largest interactive advocacy organizations in the world. Mr. Weber has authored five books: Marketing to the Social Web: How Digital Customer Communities Build Your Business; Everywhere: Comprehensive Digital Business Strategy for the Social Media Era; Sticks and Stones: How Digital Business Reputations are Built Over Time and Lost in a Click; The Digital Marketer: Ten New Skills You Must Learn to Stay Relevant and Customer-Centric; and The Provocateur: How a New Generation of Leaders are Building Communities, Not Just Companies. Mr. Weber holds a B.A. in English from Denison University, Ohio and an M.F.A. in Writing and Literature from Antioch College, Oxford.

The Board believes that Mr. Weber’s experience in various senior executive roles over the last 20 years and service as a director of several companies qualifies him to serve on the Board.

Director Nominees

Our Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. Our Nominating and Corporate Governance Committee will consider persons identified by our stockholders, management, investment bankers and others, though no formal policy exists for doing so. In general, the committee believes that persons to be nominated should be actively engaged in business, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business, be willing to devote significant time to the oversight duties of the Board of Directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. Our Nominating and Corporate Governance Committee will evaluate each individual in the context of the Board as a whole, with the objective of recommending a group of persons that it believes can best implement our business plan, perpetuate our business and represent stockholder interests. Our Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time. Our Nominating and Corporate Governance Committee will not distinguish among nominees recommended by stockholders and other persons.

Specifically, the guidelines for selecting nominees provide that our Nominating and Corporate Governance Committee expects to consider and evaluate candidates based on, among other factors, the following criteria:

•	independence under the rules of the NASDAQ Stock Market;
•	accomplishments and reputations, both personal and professional;
•	relevant experience and expertise;
•	knowledge of our Company and issues affecting our Company;
•	moral and ethical character; and
•	ability to commit the required time necessary to discharge the duties of Board membership.

Our Bylaws provide that nominations for the election of directors may be made by any stockholder entitled to vote in the election of directors; provided, however, that a stockholder may nominate a person for election as a director at a meeting only if written notice of such stockholder’s intent to make such nomination has been given to our Secretary not later than the close of business on the 90th day nor earlier than the opening of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 45 days before or after such anniversary date, notice by the stockholder to be timely must be so received not earlier than the opening of business on the 120th day before the meeting and not later than the later of (x) the close of business on the 90th day before the meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company. Each notice must set forth: (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company’s books, of such stockholder and (ii) the number of shares of Common Stock that are beneficially owned by such stockholder and that are owned of record by such stockholder; and (c) as to the beneficial owner, if any, on whose behalf the nomination is made, (i) the name and address of such person and (ii) the number of shares of Common Stock that are beneficially owned by such person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, management believes that all of these reports were filed in a timely manner during 2017.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our executive officers, directors, and employees, its subsidiaries and its controlled affiliates in accordance with applicable federal securities laws. We have also adopted corporate governance guidelines which address, among other things, director qualifications, responsibilities and compensation, director access to officers, employees and advisors, and determinations regarding executive officer compensation. The copy of the code of conduct and ethics and our corporate governance guidelines are both available on the Investor Relations section of our website, www.rmgnetworks.com.

Board Leadership Structure and Role in Risk Oversight

The roles of Executive Chairman and Chief Executive Officer are currently held by separate persons. Gregory H. Sachs serves as our Executive Chairman and Robert Michelson serves as our Chief Executive Officer (and serves on our Board of Directors). Generally, the Executive Chairman is responsible for assisting in long-term strategic planning, overseeing and advising the Chief Executive Officer and presiding over meetings of the Board, and the Chief Executive Officer is responsible for leading our day-to-day performance. While we do not have a policy with respect to the separation of the roles of Executive Chairman and Chief Executive Officer, the Board believes that the existing leadership structure, with the separation of these roles, provides several important advantages, including: enhancing the accountability of the Chief Executive Officer to the Board, assisting the Board in reaching consensus on particular strategies and policies, and facilitating robust director, Board, and executive officer evaluation processes.

Our Board, as part of its overall responsibility to oversee the management of our business, considers risks generally when reviewing our strategic plan, financial results, business development activities, legal, and regulatory matters. The Board satisfies this responsibility through regular reports directly from our officers responsible for oversight of particular risks. The Board’s risk management oversight also includes full and open communications with management to review the adequacy and functionality of the risk management processes used by management. The Board’s role in risk oversight has no effect on the Board’s leadership structure. In addition, committees of the Board assist in its risk oversight responsibility, including:

•

The Audit Committee assists the Board in its oversight of the integrity of the financial reporting and our compliance with applicable legal and regulatory requirements. It also oversees our internal controls and compliance activities and meets privately with representatives from our independent registered public accounting firm.

•

The Compensation Committee assists the Board in its oversight of risk relating to compensation policies and practices. The Compensation Committee annually reviews our compensation policies, programs, and procedures, including the incentives they create and mitigating factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our Company.

•

The Nominating and Corporate Governance Committee, in addition to recommending individuals to be designated as nominees to the Board, develops and recommends to the Board our corporate governance guidelines.

Classes of Directors

Our Board of Directors is divided into three classes, being divided as equally as possible with each class having a term of three years. Mr. Hayzlett and Mr. Michelson are the current Class III directors, whose terms of office will continue until the annual meeting of stockholders in 2018 and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Mr. Sachs and Mr. Trutter are the Class I directors, whose terms of office will continue until the annual meeting of stockholders in 2019 and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Mr. Swimmer and Mr. Weber are the Class II directors, whose terms of office will continue until the annual meeting of stockholders in 2020 and until their respective successors are duly elected and qualified or until their earlier resignation or removal.

The following chart summarizes the classification of our current Board of Directors and our committee structure:

Nominating
and Corporate
		Audit	Compensation	Governance
Name	Class	Committee	Committee	Committee
Jeffrey Hayzlett	III	X	X
Robert Michelson	III
Larry Weber	II			X
Alan Swimmer	II	X	X *	X
Gregory H. Sachs	I
Jonathan Trutter	I	X *	X	X *

*Chairman of applicable committee.

During 2017, the Board held nine meetings. We do not have a formal policy regarding Board members’ attendance at annual meetings of stockholders though we encourage Board members to attend.

Audit Committee

Our Audit Committee currently consists of Mr. Hayzlett, Mr. Swimmer and Mr. Trutter. Each is an independent director and, as required by the NASDAQ Stock Market listing standards and the rules and regulations of the SEC and the Internal Revenue Service, has not participated in the preparation of our financial statements at any time during the past three years and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to NASDAQ that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in such member’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Our Board has determined that Mr. Trutter satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on the investor relations section of the Company’s website, www.rmgnetworks.com. During 2017, the Audit Committee met five times.

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
•

determining the compensation and oversight of the work of the independent auditor including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•

establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or reports which raise material issues regarding our financial statements or accounting policies.

Compensation Committee

Our Compensation Committee consists of Mr. Hayzlett, Mr. Swimmer and Mr. Trutter. Each is a non-employee director who is independent in accordance with the NASDAQ Stock Market listing standards and the rules and regulations of the SEC and the Internal Revenue Service. Among other functions, the Compensation Committee oversees the compensation of our chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites, and administers any such plans or programs as required by the terms thereof. The Compensation Committee operates under a written charter adopted by the Board. During 2017, the Compensation Committee met once.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Mr. Weber, Mr. Swimmer and Mr. Trutter, each of whom is an independent director in accordance with the NASDAQ Stock Market listing standards and the rules and regulations of the SEC and the Internal Revenue Service. The principal duties and responsibilities of our Nominating and Corporate Governance Committee are to identify qualified individuals to become Board members, recommend to the Board individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the Board our corporate governance guidelines. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board. During 2017, the Nominating and Corporate Governance Committee met twice.

Communicating with the Board

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

Item 11. Executive Compensation

Executive Compensation Discussion and Analysis

Overview of Executive Officer Compensation

The following provides an overview of our compensation policies and programs and identifies the elements of compensation for 2017 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2017, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2017 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2017. Our named executive officers for 2017 were Robert Michelson, who serves as our Chief Executive Officer, Jana Ahlfinger Bell, who serves as our Chief Financial Officer, and Robert R. Robinson, who serves as our Senior Vice President, General Counsel & Secretary. On December 22, 2014, Mr. Sachs notified the Company that, effective immediately, he would (i) defer receipt of the salary payable to him pursuant to the Executive Employment Agreement, dated August 13, 2013, between Mr. Sachs and the Company, which deferred salary will accrue until the Company’s cash position improves and (ii) not seek reimbursement from the Company for Mr. Sachs’ use of a private jet for Company-related travel purposes until further notice. Effective as of February 29, 2017, Mr. Sachs waived his right to receive any deferred salary accrued through that date, and further waived his right to receive any base salary for the period commencing on that date and ending at such time as the Compensation Committee shall determine. Effective April 26, 2017, the Compensation Committee determined to pay Mr. Sachs annual compensation in the amount of $25,000 (the same annual compensation paid to the Company’s non-employee directors, as discussed below), beginning when the Company publishes positive EBITDA in a single calendar quarter, to be increased to $75,000 per year if and when the Company has published positive EBITDA for two consecutive quarters (and expiring upon the expiration of Mr. Sachs’ Executive Employment Agreement with the Company on August 13, 2018). As a result, Mr. Sachs is not a named executive officer for 2017.

Our compensation committee determines or recommends to the full board of directors for determination, the salaries and other compensation of our executive officers (including the named executive officers listed in the Summary Compensation Table below) and makes grants under, and administers, our equity compensation plan. During the year ended December 31, 2017, the compensation committee engaged a compensation consultant, FGMK, LLC, to assist in its consideration and evaluation of the 2013 Equity Incentive Plan (the “Plan”) and grants outstanding thereunder. Specifically, the compensation committee requested data and an analysis of whether the outstanding grants, which were deeply underwater, should be adjusted to properly align management incentives with the goals of the Company and to advise on the amount and structure of prospective new grants.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for the year ended December 31, 2017. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Compensation Committee of the Board of Directors:

Alan Swimmer (Chairman)

Jeffrey Hayzlett

Jonathan Trutter

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers in 2016 and 2017.

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Positions	Year	Salary	Bonus	Awards(1)	Compensation	Compensation (2)		Total
		($)	($)	($)	($)	($)		($)

Robert Michelson	2017	402,080	—		—	119,846	(3)	521,926
Chief Executive Officer	2016	354,164	20,000	338,259	—	124,009	(3)	836,432

Jana Ahlfinger Bell	2017	287,191	—		—	—		287,191
Chief Financial Officer	2016	287,191	20,000	156,000	—	—		463,191

Robert R. Robinson	2017	252,075	11,250	—	—	—		263,325
Senior Vice President, General Counsel & Secretary (4)	2016	231,809	23,176	78,000	—	—		332,985

(1)

Amounts represent the full grant date fair value of option awards granted to our named executive officers during 2016 and 2017 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the executives, if any.

(2)

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

(3)	Consists of Company-paid airfare, car and apartment expenses for Robert Michelson for travel between Chicago, Illinois and Dallas, Texas, pursuant to the terms of his employment agreement.
(4)	Mr. Robinson commenced employment with the Company on August 25, 2015 and was named an executive officer of the Company on April 26, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options for each of our named executive officers that were outstanding as of December 31, 2017. None of our named executive officers held unvested restricted stock awards as of December 31, 2017.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
	Options –		Options -		Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date
Robert Michelson	112,500	(1)	—	(1)	$4.00	July 22, 2024
	29,167	(2)	58,333	(2)	$4.00	April 11, 2026
Jana Ahlfinger Bell	20,000	(3)	10,000	(3)	$4.00	April 27, 2025
	6,667	(4)	13,333	(4)	$4.00	April 11, 2026
Robert R. Robinson	16,667	(5)	8,333	(5)	$4.00	August 25, 2025

(1)	Such option is fully vested.
(2)	Such option vests over three years in three annual installments starting April 11, 2016.
(3)	Such option vests over three years in three annual installments starting April 27, 2015.
(4)	Such option vests over three years in three annual installments starting April 11, 2016
(5)	Such option vests over three years in three annual installments starting August 25, 2015.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, summarized below.

Robert Michelson

In connection with his appointment as interim President and Chief Executive Officer, Mr. Michelson entered into an employment agreement with SCG Financial Merger I Corp. (“SCG Intermediate”), a wholly-owned subsidiary of the Company, effective as of July 22, 2014, and providing for a term of two and a half years. On January 16, 2017, Mr. Michelson and SCG Intermediate entered into a replacement employment agreement (the “Michelson Employment Agreement”). Mr. Michelson provides his services as President and Chief Executive Officer of the Company through the Michelson Employment Agreement with SCG Intermediate. The Michelson Employment Agreement provides for a term of two years, subject to extension by mutual agreement of the parties. Pursuant to the Michelson Employment Agreement, Mr. Michelson also serves as a member of the Board of Directors of the Company and its subsidiaries. Under the Michelson Employment Agreement, Mr. Michelson is entitled to receive an annual salary of $400,000 per year, subject to annual increases at the discretion of the Board of Directors. Mr. Michelson is also entitled to an annual bonus of up to 120% of Mr. Michelson’s base salary, subject to the achievement of the Company’s annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) target as well as other performance criteria established by the Compensation Committee after consultation with Mr. Michelson.

The Michelson Employment Agreement will automatically terminate upon Mr. Michelson’s death and will be terminable at the option of SCG Intermediate for “cause” or if Mr. Michelson becomes “disabled” (each as defined in the Michelson Employment Agreement). If SCG Intermediate terminates the Michelson Employment Agreement without “cause” or Mr. Michelson is deemed to have been “constructively terminated” (as defined in the Michelson Employment Agreement), SCG Intermediate will be obligated to pay to Mr. Michelson (1) all accrued but unpaid salary and benefits, (2) the prior calendar year’s annual bonus if such termination date occurs after January 1 of the current year and such prior calendar year’s bonus has not yet been paid, (3) a pro rata portion of Mr. Michelson’s annual bonus for the year in which termination occurs, and (4) continued payment of his base salary until the later of the end of the term of Mr. Michelson’s employment or the twelve month anniversary of his termination date. The payment of any severance benefits under the Michelson Employment Agreement will be subject to Mr. Michelson’s execution of a release of all claims against SCG Intermediate and its affiliates on or before the 21st day following his separation from service.

The Michelson Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Michelson Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Michelson Employment Agreement and for one year thereafter.

Gregory H. Sachs

On August 13, 2013, we entered into an employment agreement with Gregory H. Sachs, our Executive Chairman, pursuant to which Mr. Sachs holds the office of Executive Chairman and serves on our board of directors. Pursuant to the employment agreement, Mr. Sachs agreed to serve as Executive Chairman for a five-year term commencing on August 13, 2013, subject to extension by mutual agreement of us and Mr. Sachs. Mr. Sachs is permitted to engage in other activities during the term of the employment agreement, so long as such activities do not violate the non-competition covenants contained in the employment agreement. Under the employment agreement, Mr. Sachs is entitled to receive a minimum annual salary of $250,000 per year. In addition to reimbursement for routine business and travel expenses, Mr. Sachs is also entitled to reimbursement for (i) use of a private aircraft for travel that is primarily for a purpose related to Mr. Sachs’ duties under the employment agreement and (ii) 50% of the rent for office space leased by Mr. Sachs, including monthly rent (the full amount of which is currently $9,921) and build-out expenses in the total amount of $62,000.

The employment agreement will automatically terminate upon Mr. Sachs’ death and will be terminable at our option for “cause” or if Mr. Sachs becomes “disabled” (each as defined in the employment agreement). If we terminate the employment agreement without “cause” or Mr. Sachs is deemed to have been “constructively terminated” (as defined in the employment agreement), we will be obligated to pay to Mr. Sachs all accrued but unpaid salary and benefits and will be required to continue to pay Mr. Sachs’ base salary until the later of the end of the five-year term of the agreement or the twelve-month anniversary of his termination date. In addition, we will be required to make a lump sum payment to Mr. Sachs equal to the lesser of (i) 2% of the enterprise value of the Company at the end of the calendar month preceding the date of termination and (ii) $5,000,000, and all unvested equity awards (if any) granted to Mr. Sachs prior to the date of his termination will become fully vested as of the termination date. The payment of any severance benefits under the employment agreement will be subject to Mr. Sachs’ execution of a release of all claims against us on or before the 21st day following his separation from service.

On December 22, 2014, Mr. Sachs notified the Company that, effective immediately, he would (i) defer receipt of the salary payable to him pursuant to his employment agreement, and that such deferred salary would accrue until the Company’s cash position improves and (ii) not seek reimbursement from the Company for Mr. Sachs’ use of a private jet for Company-related travel purposes until further notice.

Effective as of February 29, 2016, Mr. Sachs waived his right to receive any deferred salary accrued through that date, and further waived his right to receive any base salary for the period commencing on that date and ending at such time as the Compensation Committee shall determine.

As discussed above, effective April 26, 2017, the Compensation Committee determined to pay Mr. Sachs annual compensation in the amount of $25,000 (the same annual compensation paid to the Company’s non-employee directors, as discussed below), beginning when the Company publishes positive EBITDA in a single calendar quarter, to be increased to $75,000 per year if and when the Company has published positive EBITDA for two consecutive quarters (and expiring upon the expiration of the employment agreement on August 13, 2018).

Jana Ahlfinger Bell

In connection with her appointment as Executive Vice President, Chief Financial Officer, Jana Ahlfinger Bell entered into an employment agreement with RMG Enterprise Solutions, Inc. (“RMG Intermediate”), a wholly-owned subsidiary of the Company, effective as of April 27, 2015, as amended by an amendment effective as of January 1, 2018 (as so amended, the “Bell Employment Agreement”). Ms. Bell provides her services as Executive Vice President and Chief Financial Officer of the Company through the Employment Agreement with RMG Enterprise. Ms. Bell is an “at-will” employee of the Company. Under the Bell Employment Agreement and pursuant to a salary increase effective as of January 1, 2018, Ms. Bell is entitled to receive an annual salary of $300,000 per year, subject to annual increases at the discretion of the Board of Directors. Ms. Bell is also entitled to an annual bonus, beginning with fiscal year 2015, of up to $142,500, subject to the achievement of EBITDA performance criteria.

The Bell Employment Agreement will automatically terminate upon Ms. Bell’s death and will be terminable at the option of RMG Intermediate for “cause” or if Ms. Bell becomes “disabled” (each as defined in the Bell Employment Agreement). If RMG Intermediate terminates the Bell Employment Agreement without “cause” or Ms. Bell is deemed to have been “constructively terminated” (as defined in the Bell Employment Agreement), the Company will be obligated to pay to Ms. Bell all accrued but unpaid salary and benefits and will be required to continue to pay Ms. Bell’s base salary until the six-month anniversary of her termination date. The payment of any severance benefits under the Bell Employment Agreement will be subject to Ms. Bell’s execution of a release of all claims against the Company and its affiliates on or before the 21st day following her separation from service.

The Bell Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Bell Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Bell Employment Agreement and for one year thereafter.

Robert R. Robinson

In connection with his appointment as Senior Vice President, General Counsel & Secretary, Mr. Robinson entered into an employment agreement with RMG Intermediate, effective as of August 25, 2015, as amended by an amendment dated August 2, 2017 (as so amended, the “Robinson Employment Agreement”). Mr. Robinson provides his services as Senior Vice President, General Counsel & Secretary of the Company through the Employment Agreement with RMG Intermediate. Mr. Robinson is an “at-will” employee of the Company. Under the Robinson Employment Agreement, Mr. Robinson is entitled to receive an annual salary of $250,000 per year commencing in 2016, subject to annual increases at the discretion of the Board of Directors. Mr. Robinson is also entitled to an annual bonus, subject to the achievement of incentive goals to be established annually, with a target bonus amount equal to 30% of his annual base salary.

The Robinson Employment Agreement will automatically terminate upon Mr. Robinson’s death and will be terminable at the option of RMG Intermediate for “cause” or if Mr. Robinson becomes “disabled” (each as defined in the Robinson Employment Agreement). If RMG Intermediate terminates the Robinson Employment Agreement without “cause” or Mr. Robinson is deemed to have been “constructively terminated” (as defined in the Robinson Employment Agreement), the

Company will be obligated to pay to Mr. Robinson all accrued but unpaid salary and benefits and will be required to continue to pay Mr. Robinson’s base salary until the six month anniversary of his termination date. The payment of any severance benefits under the Robinson Employment Agreement will be subject to Mr. Robinson’s execution of a release of all claims against the Company and its affiliates on or before the 21st day following his separation from service.

The Robinson Employment Agreement contains customary confidentiality provisions, which apply both during and after the term of the Robinson Employment Agreement, and customary non-competition and non-solicitation provisions, which apply during the term of the Robinson Employment Agreement and for one year thereafter.

Except as described above, we are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Director Compensation

Our board of directors adopted a compensation plan for non-employee directors of the board, effective in 2013. Pursuant to the director compensation plan, our non-employee directors are entitled to be paid $25,000 annually, and the director serving as the chair of the audit committee is entitled to be paid an additional $25,000 annually, in each case paid in quarterly installments. In addition, each non-employee director is entitled to be granted 5,000 shares of our common stock annually. We have not granted any shares of our common stock to our non-employee directors since 2014, and effective as of February 28, 2018, each of our non-employee directors has waived his right to receive any ungranted stock-based awards owed through that date, and has further waived his right to receive any stock for the period commencing on that date and ending at such time as the Compensation Committee shall determine. We also reimburse directors for reasonable travel and other expenses in connection with attending meetings of the board.

On April 26, 2017, our board of directors approved a special one-time payment of $12,500 to Mr. Swimmer for services rendered to the Compensation Committee as its chairman, provided the Company had attained positive EBITDA for any reporting quarter. In addition, on November 17, 2017, the Board formed a special committee of directors consisting of Messrs. Trutter, Swimmer and Hayzlett. Pursuant to the recommendation of the Compensation Committee, which had received advice from a compensation consultant, the Board approved compensation in the amount of $25,000 to each special committee director for services rendered as a member of such committee.

As discussed above, effective April 26, 2017, the Compensation Committee determined to pay Mr. Sachs annual compensation in the amount of $25,000 (the same annual compensation paid to the Company’s non-employee directors, as discussed below) provided the Company had published positive EBITDA for a calendar quarter, to be increased to $75,000 per year if and when the Company has published positive EBITDA for two consecutive quarters (and expiring upon the expiration of the employment agreement on August 13, 2018).

The following table provides compensation information for our non-employee directors for 2017.

	Fees Earned or	Fees Earned or
Name	Paid in Cash	Paid in Stock	Total
Marvin Shrear	$12,500	—	$12,500
Greg Sachs	$25,000	—	$25,000
Lawrence Weber	$12,500	—	$12,500
Jonathan Trutter	$75,000	—	$75,000
Alan Swimmer	$50,000	—	$50,000
Jeffrey Hayzlett	$50,000	—	$50,000

Compensation Committee Interlocks and Insider Participation

Jeffrey Hayzlett, Alan Swimmer, and Jonathan Trutter served on the Compensation Committee in 2017. No member of the committee has served as one of our officers or employees at any time. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of April 15, 2018 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 11,156,257 shares of Common Stock outstanding as of April 15, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 15, 2018, are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Except as indicated in the footnotes to this table, the address for each beneficial owner is c/o RMG Networks Holding Corporation, 15301 Dallas Parkway, Suite 500, Addison, Texas 75001.

	Number of	Approximate
	Shares	percentage of
	Beneficially	outstanding
Name of Beneficial Owner	Owned	Shares
Children's Trust C/U the Donald R. Wilson 2009 GRAT #1 (1)	3,078,584	27.6%
Gregory H. Sachs (3)	2,012,258	18.0%
Donald R. Wilson, Jr. (2)	1,172,800	10.5%
Robert Michelson (4)	210,105	1.9%
Alan Swimmer	77,312	0.7%
Jana Ahlfinger Bell (5)	62,385	0.6%
Robert R. Robinson (6)	16,917	*
Jonathan Trutter	4,808	*
Jeffrey Hayzlett	2,670	*
Lawrence Weber	—	*
All directors and executive officers as a group (eight individuals)	2,386,455	21.0%

*Less than 1%.

(1)

Based on a Schedule 13D (as adjusted for a 1-for-4 reverse stock split effected on August 14, 2017) filed by 2012 DOOH Investments LLC (“DOOH Investments”), DOOH Investment Manager LLC (“DOOH Manager”), DRW Holdings, LLC (“DRW Holdings”), DRW Commodities, LLC (“DRW Commodities”), Donald R. Wilson, Jr. (“Wilson”) and Children’s Trust C/U The Donald R. Wilson 2009 GRAT #1 (the “Children’s Trust”), as amended (including by Amendment No. 10 filed on January 4, 2017) (as so amended, the “Schedule 13D”), the natural person with ultimate voting and investment control over the shares directly held by the selling securityholder is Jennifer Wilson, trustee, and the principal business address of the Children’s Trust is 540 W. Madison Street, Suite 2500, Chicago, Illinois 60661.

(2)

Based on the Schedule 13D (as adjusted for a 1-for-4 reverse stock split effected on August 14, 2017). Consists of (i) 712,229 shares held by DRW Commodities and (ii) 460,571 shares held by DOOH Investments. Each of Wilson, DOOH Manager and DOOH Investments may be deemed to have sole voting and sole dispositive power with respect to the shares of Common Stock held by DOOH Investments. In addition, Wilson is the sole manager of DRW Commodities and DRW Holdings, which owns 100% of the outstanding equity of DRW Commodities, and, as such, each of Wilson, DRW Holdings and DRW Commodities may be deemed to have sole voting and sole dispositive power with respect to the shares of Common Stock held by DRW Commodities. The principal business address of Mr. Wilson is 540 W. Madison Street, Suite 2500, Chicago, Illinois 60661.

(3)

Consists of (i) 1,873,656 shares held by White Knight Capital Management LLC, an affiliate of Mr. Sachs, (ii) 109,364 shares held by a revocable trust (the “Revocable Trust”) and (iii) 29,238 shares held by a family trust (the “Family Trust”). Mr. Sachs is the trustee and beneficiary of the Revocable Trust and the children of Mr. Sachs are the beneficiaries under the Family Trust. Mr. Sachs disclaims beneficial ownership of any securities of the Company over which he does not have a pecuniary interest.

(4)	Includes 154,167 shares which Mr. Michelson has the right to acquire upon the exercise of options exercisable within 60 days of April 15, 2018.
(5)	Includes 26,667 shares which Ms. Bell has the right to acquire upon the exercise of options exercisable within 60 days of April 15, 2018.
(6)	Includes 16,667 shares which Mr. Robinson has the right to acquire upon the exercise of options exercisable within 60 days of April 15, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The Plan is our only equity-based compensation plan. The following table sets forth information as of December 31, 2017 concerning the Plan, which was approved by stockholders.

No. of Securities
		Weighted	Remaining
	No. of Securities to	Average	Available for
	be Issued Upon	Exercise Price	Future Issuance
	Exercise of	per Share of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plan approved by security holders	523,750	$9.63	1,076,250

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Audit Committee has the responsibility to review and approve all related party transactions, as contemplated by Item 404 of the SEC’s Regulation S-K, to prevent potential conflicts of interest and to ensure that related party transactions are disclosed in the reports that the Company files with the SEC as and when required by applicable securities laws and regulations. The term “related party transaction” is generally defined as any transaction (or series of related transactions) in which the Company is a participant and the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the Company’s average total assets at year end for the last two completed fiscal years, and in which any director, director nominee or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company and its subsidiaries.

The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

Other than as set forth below, since January 1, 2016, there has been no transaction, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the Company’s average total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation paid or awarded to the Company’s directors, director nominees executive officers that is required to be discussed, or is exempt from discussion, in Item 11 above).

On April 2, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SCG Digital, LLC, a Delaware limited liability company (“Parent”), SCG Digital Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and SCG Digital Financing, LLC, a Delaware limited liability company and an affiliate of Parent, solely for the purposes of Sections 6.19, 8.03 and 8.04 of the Merger Agreement.  Parent is owned by SCG Digital Holdings, Inc., a Delaware corporation and an affiliate of Gregory H. Sachs, the Company’s Executive Chairman. Under the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, up to approximately 9,143,999 shares of the Company’s Common Stock will be purchased by Parent, at a price of $1.27 in cash per share, for a maximum aggregate purchase price of approximately $11,612,878.70.  In the event that the Merger Agreement is terminated by the Company due to a material breach of the Merger Agreement by Parent or Merger Sub or in the event that Parent or Merger Sub fail to consummate the Merger when otherwise obligated to do so pursuant to the terms and conditions thereof, the Merger Agreement provides for Parent to pay to the Company a penalty loan of $1 million (the “Penalty Loan”) upon termination of the Merger Agreement.

Also on April 2, 2018, in connection with the Merger Agreement, the Company entered into a Voting Agreement with The Gregory H. Sachs Revocable Trust UDT Dtd. 4/24/98, White Knight Capital Management LLC, and 2011 Sachs Family Trust, all affiliates of Gregory H. Sachs, our Executive Chairman, whereby each affiliate of Mr. Sachs agreed, among other things, to vote his shares of the Company’s common stock in favor of adoption and approval of this Agreement and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement.

Also on April 2, 2018, in connection with the Merger Agreement, the Company and certain of its subsidiaries (the “Borrowers”) entered into the Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with SCG Digital Financing, LLC (the “Subordinated Lender”), pursuant to which the Subordinated Lender provided the Borrowers with a bridge loan (the “Bridge Loan”) in the principal amount of $2 million.  The Subordinated Lender is an affiliate of Mr. Sachs.  If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms (the Penalty Loan together with the Bridge Loan, the “Subordinated Loans”).  The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due.  No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the closing date.  Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime rate.  If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity.  During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter.  As of April 30, 2018, an amount of $2,019,833.33 was owing under the terms of the Bridge Loan.

On November 30, 2016, the Company entered into a Standby Purchase Agreement (the “Standby Purchase Agreement”) with DOOH Investments, DRW Commodities and the Children’s Trust (collectively, the “Standby Purchasers”), which are significant stockholders of the Company. Pursuant to the Standby Purchase Agreement, subject to certain conditions, each Standby Purchaser agreed to acquire from the Company, at the same subscription price offered to the Company’s stockholders in the rights offering undertaken by the Company in 2016 (the “Rights Offering”), its pro rata portion of up to a maximum of 5,645,161 shares of common stock that are not subscribed for pursuant to the exercise of basic subscription privileges or over-subscription privileges provided for in the Rights Offering. In particular, each Standby Purchaser agreed that, (A) if the Rights Offering was not fully subscribed for pursuant to the basic subscription privilege, prior to the allocation of any shares pursuant to the over-subscription privileges, it would purchase its pro rata portion of the lesser of (i) the number of shares offered in the Rights Offering but not subscribed for pursuant to the basic subscription privileges or (ii) (x) 4,645,161 shares (equaling approximately $2.88 million divided by the per share subscription price), less (y ) the number of shares, if any, subscribed for by the Standby Purchasers and any of their affiliates pursuant to the exercise of the basic subscription rights, and (B) if as a result of the exercise of the basic subscription rights, the foregoing purchases by the Standby Purchasers and the exercise of the over-subscription privilege by other stockholders, the gross proceeds to the Company would be less than approximately $4.8 million, the Standby Purchasers agreed to buy additional shares such that the Company would receive approximately $4.8 million in gross proceeds but in no event would the Standby Purchasers acquire more than $3.5 million in aggregate shares of common stock (including any shares acquired by the Standby Purchasers pursuant to the exercise of their basic subscription rights and any unsubscribed shares purchased by the Standby Purchasers prior to the allocation of unsubscribed shares to other stockholders that exercise their oversubscription privilege).

Each Standby Purchaser agreed in the Standby Purchase Agreement to a lock-up arrangement pursuant to which it agreed not to transfer or dispose of the shares purchased pursuant to their standby commitment, including by means of any hedging or short sale transactions, for a period of six months following the closing of the Rights Offering, subject to customary exceptions.

On December 29, 2016, the Company sold an aggregate of 2,050,599 shares of its Common Stock to two of the Standby Purchasers at a purchase price of $0.62 per share, pursuant to the terms of the Standby Purchase Agreement.

Also on December 29, 2016, in connection with the closing the Rights Offering and the simultaneous sale of shares of Common Stock to two of the Standby Purchasers, the Company entered into a Registration Rights Agreement with the Standby Purchasers. The Company was obligated to enter into the Registration Rights Agreement pursuant to the terms of the Standby Purchase. Pursuant to the Registration Rights Agreement, the Company prepared and filed with the SEC a registration statement (the “Registration Statement”) covering the resale of all of the shares of the Company’s common stock and warrants held by the Standby Purchasers (the “Registrable Securities”), which Registration Statement has subsequently been filed and declared effective by the SEC. Subject to certain exceptions, if (1) the Registration Statement ceases for any reason to be effective at any time before the Registrable Securities have been resold for more than 20 consecutive days or a total of 45 days in any 12 month period, or (2) after June 27, 2017, the Company fails to keep public information available or to otherwise comply with certain obligations such that the Standby Purchasers are unable to resell the Registrable Securities pursuant to the provisions of Rule 144 promulgated under the Securities Act, then the Company shall be obligated to pay to each Standby Purchaser an amount in cash, as liquidated damages and not as a penalty, equal to 1.5% of the purchase price paid by such Standby Purchaser for the shares of common stock purchased in the Rights Offering or pursuant to the Standby Purchase Agreement per month until the applicable event giving rise to such payments is cured. The Company is obligated to file additional registration statements under certain circumstances, and to pay liquidated damages, equivalent to those applicable to the initial registration statement, if certain conditions applicable to any such additional registration statement are not satisfied. The Registration Rights Agreement also obligates the Company to take certain actions to permit the Standby Purchasers to effect underwritten offerings of some or all of the Registrable Securities from time to time, subject to certain limitations, and provides the Standby Purchasers with “piggyback” registration rights.

The Company was party to an agreement with a company owned by Jeffrey Hayzlett, a member of the Board, pursuant to which the Company paid that entity $10,000 a month for public relations services which was renegotiated to $5,000 a month starting August 2016 and was terminated on December 31, 2016.

Effective as of July 1, 2016, the Company entered into an agreement with a company owned by an employee under which it received a flat fee of $5,000 a month for content and marketing services, which agreement terminated on April 30, 2017.

Director Independence

As a result of our securities being listed on the NASDAQ Stock Market, we adhere to the rules of that exchange in determining whether a director is independent. The NASDAQ Stock Market requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which, in the opinion of such company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board of Directors has affirmatively determined that Mr. Weber, Mr. Swimmer, Mr. Trutter, Mr. Hayzlett and Mr. Shrear are independent.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to our Company by Whitley Penn for the fiscal years ended December 31, 2016 and 2017 are as follows:

	2016	2017
Audit Fees(1)	$173,729	$170,098
Tax Fees(2)	147,545	61,025
All Other Fees(3)	—	—
Total	$321,274	$231,123

(1)

Audit Fees consist of fees incurred for the audits of our annual consolidated financial statements and employee retirement plan, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10‑Q  for the first three quarters of each fiscal year and for fees incurred related to other SEC filings.

(2)	Tax Fees consist of fees incurred for tax compliance and planning and advisory services.
(3)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee may delegate the authority to pre-approve the retention of the independent registered public accounting firm for permitted non-audit services to one or more members of the committee, provided that such persons are required to present the pre-approval of any permitted non-audit service to the committee at the next meeting following any such pre-approval. None of the fees paid to the independent registered public accounting firm under the categories Audit-Related, Tax and All Other Fees described above were approved by the committee after services were rendered pursuant to the de minimis exception established by the SEC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The financial statements and schedule required to filed in our Annual Report on Form 10-K are included in the Original Filing. The exhibits filed as a part of this Amendment are listed in the Exhibit as follows.

Exhibit No.	Description
2.1**

Agreement and Plan of Merger, dated April 2, 2018, by and among RMG Networks Holding Corporation, SCG Digital, LLC, SCG Digital Merger Sub, Inc., and, solely for the purposes of Section 8.03 and 8.04, SCG Digital Financing, LLC (18)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (17)
3.3	Form of Certificate of Designation of Series A Convertible Preferred Stock (8)
3.4	Amended and Restated Bylaws (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (10)
4.4	Warrant Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and Continental Stock Transfer & Trust company (4)
10.1	Registration Rights Agreement, dated April 12, 2011, by and between SCG Financial Acquisition Corp. and SCG Financial Holdings LLC (4)
10.2	Form of Indemnity Agreement (2)
10.3*+	SCG Financial Acquisition Corp. 2013 Equity Incentive Plan
10.4+	SCG Financial Acquisition Corp. 2013 Equity Incentive Plan Amendment One (22)
10.5+	Form of Stock Incentive Award Agreement (21)
10.6	Registration Rights Agreement, dated April 8, 2013, by and among SCG and the former RMG stockholders party thereto (5)
10.7	Registration Rights Agreement, dated April 8, 2013, by and among SCG, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP (5)
10.8

Investor Rights Agreement, dated April 19, 2013, by and among SCG Financial Acquisition Corp., Plexus Fund II, L.P., Kayne Anderson Mezzanine Partners (QP), LP, KAMPO US, LP and Kayne Anderson Mezzanine Partners, LP (6)

10.9	Registration Rights Agreement, dated April 19, 2013, by and between SCG Financial Acquisition Corp. and DRW Commodities, LLC (6)
10.10+	Executive Employment Agreement, dated as of August 13, 2013, between RMG Networks Holding Corporation and Gregory H. Sachs (7)
10.12+	Confidential Separation Agreement and General Release, dated as of July 23, 2014, by and between the Company and Garry K. McGuire, Jr. (3)
10.13	Purchase Agreement, dated March 25, 2015, among the Company and the Investors party thereto (8)
10.14	Registration Rights Agreement, dated March 25, 2015, among the Company and the Investors party thereto (8)
10.15	Form of Lock-Up Agreement entered into in March 2015 (8)
10.16	Form of Support Agreement entered into in March 2015 (8)
10.17+	Executive Employment Agreement, dated as of April 27, 2015, by and between RMG Enterprise Solutions, Inc. and Jana Bell (19)
10.18	Loan and Security Agreement, dated as of October 13, 2015 (9)
10.19	First Amendment to Loan and Security Agreement, dated as of November 17, 2015 (14)
10.20	Second Amendment to Loan and Security Agreement, dated as of March 9, 2016 (14)
10.21	Third Amendment to Loan and Security Agreement, dated September 30, 2016 (11)
10.22

Standby Purchase Agreement, dated November 30, 2016, by and among RMG Networks Holding Corporation, 2012 DOOH Investments LLC, DRW Commodities, LLC and Children’s Trust C/U The Donald R. Wilson 2009 GRAT #1 (12)

10.23	Dealer-Manager Agreement, dated November 30, 2016, by and between Monarch Capital Group, LLC and RMG Networks Holding Corporation (12)
10.24

Registration Rights Agreement, dated December 29, 2016, by and among RMG Networks Holding Corporation, 2012 DOOH Investments LLC, DRW Commodities, LLC and Children’s Trust C/U The Donald R. Wilson 2009 GRAT #1 (13)

10.11+	Executive Employment Agreement, dated as of January 16, 2017, by and between SCG Financial Merger I Corp. and Robert Michelson (16)
10.25	Fourth Amendment to Loan and Security Agreement, effective as of January 31, 2017 (14)
10.26	Amended and Restated Loan and Security Agreement, dated effective as of October 13, 2017(15)

10.27**	First Amendment to Amended and Restated Loan and Security Agreement, dated April 2, 2018 (18)
10.28**

Agreement and Plan of Merger, dated April 2, 2018, by and among RMG Networks Holding Corporation, SCG Digital, LLC, SCG Digital Merger Sub, Inc., and, solely for the purposes of Section 8.03 and 8.04, SCG Digital Financing, LLC (18)

10.29**	Voting Agreement, dated April 2, 2018, by and between the Company and certain stockholders of the Company (18)
10.30*

Bridge Loan Agreement, dated April 2, 2018, by and among SCG Digital Financing, LLC, RMG Networks Holding Corporation, RMG Enterprise Solutions, Inc., RMG Networks Limited and RMG Networks Middle East, LLC

10.31	Letter Agreement, dated April 23, 2018, by and among the Company, SCG Digital, LLC, SCG Digital Merger Sub, Inc., and SCG Digital Financing, LLC (20)
10.32*+	Executive Employment Agreement, dated as of August 25, 2015, by and between RMG Enterprise Solutions, Inc. and Robert R. Robinson
10.33*+	Amendment to Executive Employment Agreement, dated as of August 2, 2017, by and between RMG Enterprise Solutions, Inc. and Robert R. Robinson
14.1	Code of Conduct (2)
21.1**	List of subsidiaries
23.1**	Consent of Whitley Penn, LLP
24.1**	Power of Attorney (included on the signature page to this report)
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.4***	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.LAB**	XBRL Taxonomy Label Document
101.PRE**	XBRL Definition Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 24, 2011.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on July 24, 2014.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 18, 2011.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 12, 2013.
(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on June 28, 2013.
(7)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on August 14, 2013.
(8)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 25, 2015.
(9)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 4, 2015.
(10)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 filed by the registrant on March 8, 2011.
(11)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on October 5, 2016.
(12)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on November 30, 2016.
(13)	Incorporated by reference to an exhibit to the Current Report on Form 8-K by the registrant on January 3, 2017.
(14)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K by the registrant on March 2, 2017.

(15)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on November 8, 2017.
(16)	Incorporated by reference to an exhibit to the Current Report on Form 8-K by the registrant on January 20, 2017
(17)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on August 15, 2017.
(18)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 3, 2018.
(19)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 27, 2015.
(20)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 24, 2018.
(21)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 14, 2016.
(22)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on June 21, 2017.

*       Filed herewith

**  Previously filed with our Annual Report on Form 10-K filed with the SEC on April 4, 2018.

*** Previously furnished with our Annual Report on Form 10-K filed with the SEC on April 4, 2018.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMG NETWORKS HOLDING CORPORATION

By:	/s/ Robert Michelson
Robert Michelson
Chief Executive Officer

Date: April 30, 2018

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

Signature	Title	Date

/s/ Gregory H. Sachs	Executive Chairman	April 30, 2018
Gregory H. Sachs

/s/ Robert Michelson	Chief Executive Officer and Director	April 30, 2018
Robert Michelson	(Principal Executive Officer)

/s/ Jana Ahlfinger Bell	Chief Financial Officer	April 30, 2018
Jana Ahlfinger Bell	(Principal Financial Officer)

/s/ Lawrence Weber	Director	April 30, 2018
Lawrence Weber

/s/ Jonathan Trutter	Director	April 30, 2018
Jonathan Trutter

/s/ Alan Swimmer	Director	April 30, 2018
Alan Swimmer

/s/ Jeffrey Hayzlett	Director	April 30, 2018
Jeffrey Hayzlett