Form 10-Q
period 2018-03-31
RMG Networks Holding Corp
filed 2018-05-10
CIK 1512074

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-35534

RMG Networks Holding Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-4452594 (I.R.S. Employer Identification No.)

15301 Dallas Parkway
Suite 500
Addison, Texas 75001
(800) 827-9666
(Address including zip code, and telephone number, including area code, of principal executive offices)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

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

         As of May 10, 2018, 11,156,257 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

        Unless the context otherwise requires, when we use the words the "Company", "RMG", "RMG Networks", "we", "us", or "our Company" in this Form 10-Q, we are referring to RMG Networks Holding Corporation, a Delaware corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to RMG Networks Holding Corporation.

PART I

Item 1.    Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(In thousands, except share and per share information)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,433	$1,538
Accounts receivable, net of allowance for doubtful accounts of $348 and $374, respectively	9,817	10,961
Inventory, net	872	771
Prepaid assets	1,111	977

Total current assets	13,233	14,247
Property and equipment, net	2,726	2,895
Intangible assets, net	4,020	4,572
Loan origination fees	143	51
Other assets	182	183

Total assets	$20,304	$21,948

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$1,881	$2,504
Accrued liabilities	2,365	2,409
Secured line of credit	2,650	1,250
Deferred revenue	7,821	7,949

Total current liabilities	14,717	14,112
Warrant liability	—	1
Deferred revenue—non-current	1,182	700
Deferred rent and other	1,369	1,430

Total liabilities	17,268	16,243

Stockholders' equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 11,231,257 shares issued; 11,156,257 shares outstanding at March 31, 2018 and December 31, 2017.)	1	1
Additional paid-in-capital	113,997	113,961
Accumulated other comprehensive loss	(424)	(578)
Retained earnings (accumulated deficit)	(110,058)	(107,199)
Treasury Stock, at cost (75,000 shares)	(480)	(480)

Total stockholders' equity	3,036	5,705

Total liabilities and stockholders' equity	$20,304	$21,948

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2018 and 2017

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Products	$2,996	$3,882
Maintenance and content services	3,140	3,208
Professional services	1,349	1,879

Total Revenue	7,485	8,969
Cost of Revenue:
Products	1,832	2,346
Maintenance and content services	360	409
Professional services	1,218	1,270

Total Cost of Revenue	3,410	4,025

Gross Profit	4,075	4,944

Operating expenses:
Sales and marketing	2,167	2,136
General and administrative	2,739	2,847
Research and development	707	668
Merger transaction expenses	421	—
Depreciation and amortization	753	773

Total operating expenses	6,787	6,424

Operating loss	(2,712)	(1,480)
Other Income (Expense):
Gain on change in warrant liability	1	231
Interest expense and other income—net	(148)	(25)

Loss before income taxes	(2,859)	(1,274)
Income tax expense	—	—

Net loss	$(2,859)	$(1,274)

Other comprehensive loss:
Foreign currency translation adjustments	154	48

Total comprehensive loss	$(2,705)	$(1,226)

Net loss per share of Common Stock (basic and diluted)	$(0.26)	$(0.11)

Weighted average shares used in computing basic and diluted net loss per share of Common Stock	11,156,257	11,156,257

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,859)	$(1,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	753	773
Gain on change in warrant liability	(1)	(231)
Loss from disposal of fixed assets—net of accumulated depreciation	2	—
Stock-based compensation	37	147
Non-cash loan origination fees	10	20
Inventory reserve adjustment for obsolescence	6	15
Allowance for doubtful accounts	(38)	6
Changes in operating assets and liabilities:
Accounts receivable	1,318	50
Inventory	(92)	171
Other current assets	(120)	(51)
Other assets	1	8
Accounts payable	(644)	(1,287)
Accrued liabilities	(159)	(956)
Deferred revenue	283	845
Deferred rent and other liabilities	(61)	(53)

Net cash used in operating activities	(1,564)	(1,817)

Cash flows from investing activities
Purchases of property and equipment	(27)	(52)

Net cash used in investing activities	(27)	(52)

Cash flows from financing activities
Borrowings on secured line of credit	1,400	—
Payments on secured line of credit	—	(1,274)

Net cash provided by (used in) financing activities	1,400	(1,274)

Effect of exchange rate changes on cash	86	34

Net decrease in cash and cash equivalents	(105)	(3,109)
Cash and cash equivalents, beginning of year	1,538	5,142

Cash and cash equivalents, end of year	$1,433	$2,033

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$24	$5
Cash paid during the year for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of the Company

        RMG Networks Holding Corporation ("RMG" or the "Company") is a holding company which owns 100% of the capital stock of RMG Networks Holding, Inc., f/k/a Reach Media Group Holdings, Inc. ("Reach Media Group"), and its subsidiaries and RMG Enterprise Solutions Holdings Corporation, f/k/a Symon Holdings Corporation ("Symon"), and its subsidiaries.

        The Company's common stock currently trades on The Nasdaq Capital Market ("Nasdaq"), under the symbol "RMGN". Its warrants, which expired on April 8, 2018, were quoted on the Over-the-Counter Bulletin Board quotation system under the symbol "RMGNW".

        The consolidated financial statements for all prior periods have been retroactively adjusted to reflect the August 14, 2017 1-for-4 reverse stock split of the Company's common stock.

Description of the Business

        The Company is one of the largest integrated digital signage solution providers, offering enterprise-class digital signage solutions that are relied upon by a majority of Fortune 100 companies and thousands of overall customers in locations worldwide. Through an extensive suite of products that include proprietary software, software-embedded hardware, maintenance and creative content service, installation services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients for critical contact center, supply chain, internal communications, hospitality, retail and other applications with a large concentration of customers in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. The Company's installations deliver real-time intelligent visual content that enhance the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer's IT infrastructure, data and security environments. The Company conducts operations through its RMG Enterprise Solutions business unit.

        At March 31, 2018, the Company had $2.7 million in borrowings and $1.2 million in unused availability under the Revolving Facility (defined below). At March 31, 2018, the Company's cash and cash equivalents balance was $1.4 million. This includes cash and cash equivalents of $0.8 million held in bank accounts of its subsidiaries located outside the United States. Through the combination of the Company's cash and availability under the Revolving Facility, the ability to seek new capital through additional financing and equity capital markets via its effective "shelf" registration statement, and its current forecasts, the Company believes it should have adequate cash to operate the Company through at least the next twelve months. However, if the Company is unable to achieve its forecasts, fails to meet the financial covenants in the Revolving Facility and is unable to obtain a waiver or an amendment from the Bank (defined below) to allow it to continue to borrow, or raise additional capital, the Company may need to pursue one or more alternatives, such as to reduce or delay investments in its business.

Basis of Presentation for Interim Financial Statements

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the accounting and disclosure rules and regulations of the

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet as of December 31, 2017 has been derived from the Company's audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual audited consolidated financial statements and notes thereto. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Inventory

        Inventory consists primarily of software-embedded smart products, electronic components, and hardware accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

        The composition of inventory at March 31, 2018 and December 31, 2017 was as follows:

(in thousands)	March 31, 2018	December 31, 2017
Finished Goods	$792	$721
Raw Materials	80	50

Total	$872	$771

Revenue Recognition

        The Company recognizes revenue primarily from these sources:

  •
  Products

  •
  Maintenance and content services

  •
  Professional services

Product revenue

        The Company recognizes revenue when performance obligations from product sales are satisfied, generally upon delivery of the product or customer acceptance, depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue.

Maintenance and content services revenue

        Maintenance support revenue consists of support and updates service performance obligations for perpetual software licenses well as hardware maintenance and repair service performance obligations. Software subscription revenue consists of the right to access and use software, support and software updates. Software updates provide customers with rights to unspecified software product upgrades and

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. Content subscription services performance obligations consist of providing customers live and customized news feeds.

        Maintenance and content services revenue is recognized ratably over the term of the contracts as the performance obligations are satisfied, which is typically one to five years. Perpetual use software license maintenance, content services and software subscriptions are renewable by the customer at the end of each contract term. Rates, including subsequent renewal rates, are typically established based upon specified rates as set forth in the arrangement. The Company's hosting support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer's network to supporting a sophisticated web-portal.

Professional services revenue

        Professional services consist primarily of project management, installation, training and custom creative services performance obligations. Installation fees are contracted either on a fixed-fee basis or on a time-and-materials basis. For both fixed-fee and time-and materials contracts, the Company recognizes revenue as the service performance obligations are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product and thus are considered separate performance obligations. Training services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to training is recognized as revenue as the Company performs the service performance obligation.

Arrangements with Multiple Performance Obligations

        The Company's contracts with customers may include multiple performance obligations. Revenue relating to agreements that provide more than one performance obligation is recognized based upon the relative fair value to the customer of each performance obligation as each obligation is earned. The fair value of the performance obligations are determined using an analysis that considers cash consideration that would be received for instances when the performance obligations are sold separately. If the fair value to the customer for each performance obligation is not objectively determinable, the Company makes its best estimate of the obligation's stand-alone selling price and records revenue as it is earned.

Costs to Obtain a Contract

        The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The Company has determined that there were no material sales commissions that meet the requirements to be capitalized in the three months ended March 31, 2018 and 2017, respectively, therefore no capitalized costs to obtain a contract were included in other current and long-term assets on the Company's consolidated balance sheets as of March 31, 2018 and 2017, respectively. The amortization of capitalized sales commissions is recorded within selling and general expenses.

        The Company expenses sales commissions when incurred if the amortization period would have been one year or less. These costs are recorded within selling and general expenses.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit Risk and Fair Value of Financial Instruments

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the Company's secured line of credit. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reflected in the consolidated financial statements approximates fair value due to the short-term maturity of these instruments; the line of credit's carrying value approximates its fair value due to the variable market interest rate of the debt.

        The Company does not generally require collateral or other security for accounts receivable. However, credit risk is mitigated by the Company's ongoing evaluations of customer creditworthiness. The Company maintains an allowance for doubtful accounts receivable balance.

        The Company maintains its cash and cash equivalents in the United States with one financial institution as of March 31, 2018. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $0.8 million held in foreign countries as of March 31, 2018 were not insured.

Net Income (Loss) per Common Share

        Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options, warrants and other equity instruments, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, and other equity instruments outstanding at March 31, 2018 and 2017 were anti-dilutive.

Foreign Currency Translation

        The functional currency of the Company's United Kingdom subsidiary is the British pound sterling. All assets and all liabilities of the subsidiary are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated to U.S. dollars at the weighted-average rate of exchange prevailing during the period. Resultant translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

        The Company includes currency gains and losses on temporary intercompany advances in the determination of net loss. Currency gains and losses are included in interest (expense) and other income—net in the consolidated statements of comprehensive loss.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Business Segments

        Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the Company's chief operating decision maker (the Company's Chief Executive Officer ("CEO")) in assessing performance and deciding how to allocate resources. The Company's business operates as one business segment, Enterprise Solutions.

Recent Issued Accounting Pronouncements

        In February 2016, the FASB (defined below) issued ASU 2016-02 "Leases (Topic 842)", which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

Recent Adopted Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20, respectively. The core principle of ASC 606 requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. The new revenue standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted.

        On January 1, 2018, The Company adopted ASC 606 using the modified retrospective transition method applied to its revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. We recorded no change to opening retained earnings as of January 1, 2018 since there was no material impact due to the cumulative effect of adopting ASC 606 related to revenue or treatment of costs to obtain a contract.

Reclassifications

        Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. On August 14, 2017, the Company effected a 1-for-4 reverse stock split of the Company's issued shares of common stock. All share and per share amounts have been presented to give retroactive effect to the 1-for-4 reverse stock split as if it occurred at the date of inception.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Secured Line of Credit

        Effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the "Borrowers") entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), pursuant to which the Bank agreed to make a revolving credit facility available to the Borrowers in the principal amount of up to $7.5 million (the "Revolving Facility"). The Revolving Facility had an effective date (the "Effective Date") of October 13, 2015, and originally matured on October 13, 2017. On November 6, 2017, the Borrowers entered into an amended and restated loan and security agreement (the "Restated Loan Agreement") with an effective date of October 13, 2017 (the "Renewal Date") which renews and extends the maturity date of the Revolving Facility to March 31, 2019 and makes certain other minor revisions to the Loan Agreement. The Restated Loan Agreement made no material changes in terms other than to change adjusted EBITDA covenant levels and the interest on advances under the Revolving Facility (the "Advances") initially accrued on the unpaid principal balance of such Advances at a floating per annum rate equal to the greater of 4.50% or either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied. During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month. Availability under the Revolving Facility is tied to a borrowing base formula. In connection with the closing of the Restated Loan Agreement, the Borrowers paid the Bank a commitment fee of $38 thousand, and the Borrowers will pay the Bank an additional commitment fee of $18 thousand on the first anniversary of the Renewal Date.

        The Restated Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers' business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property. In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. The Restated Loan Agreement contains customary events of default including, among others, Borrowers' breach of payment obligations or covenants, defaults in payment of other outstanding debt, material misrepresentations, a material adverse change and bankruptcy and insolvency events of default. The Bank's remedies upon the occurrence of an event of default include, among others, the right to accelerate the debt and the right to foreclose on the collateral securing the Revolving Facility. The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers. The Company was in compliance with such covenants at March 31, 2018.

        The Company had $1.4 million of incremental borrowings against the Revolving Facility during the three months ended March 31, 2018. At March 31, 2018, the Company had $2.7 million of borrowings outstanding and $1.2 million in unused availability under the Revolving Facility. At December 31, 2017, the Company had $1.3 million in borrowings and $2.5 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company's working capital and general business requirements, as may be needed from time to time.

3. Income Taxes

        The Company reported book losses for the three months ended March 31, 2018. The Company reported a full valuation allowance against its net deferred U.S. income tax assets at March 31, 2018

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Income Taxes (Continued)

and December 31, 2017. All evidence and information available suggests that the Company will maintain the full valuation allowance in 2018. Therefore, for the three months ended March 31, 2018, there was no income tax benefit recorded for the U.S. pre-tax book losses and the Company recorded no income tax expense related to foreign taxes for the three months ended March 31, 2018. There was no income tax benefit recorded for the U.S. pre-tax book losses and the Company recorded no income tax expense related to foreign taxes for the three months ended March 31, 2017.

4. Reverse Stock Split

        On August 1, 2017, the Company's board of directors approved a 1-for-4 reverse stock split of its common stock. The reverse split was effective following the close of trading on August 14, 2017, and its common stock began trading on a split-adjusted basis on August 15, 2017. When the reverse stock split became effective, every four shares of issued and outstanding common stock of the Company were combined into one issued and outstanding share of common stock with no change in par value per share. The reverse stock split reduced the number of shares of the Company's outstanding common stock from approximately 44,623,949 shares to 11,156,257 million shares. No fractional shares were issued as a result of the reverse stock split; instead, to the extent any holders of pre-reverse split shares were entitled to fractional shares as a result of the reverse stock split, the Company issued an additional share to such holder of fractional shares. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise or vesting of the Company's outstanding stock options and warrants.

5. Equity Incentive Plan

        There were no new equity awards granted during the three months ended March 31, 2018. The amortization expense associated with stock options during the three months ended March 31, 2018 and 2017 was $37 thousand and $147 thousand, respectively. The unamortized cost of the options at March 31, 2018 was $241 thousand, to be recognized over a weighted-average remaining life of 0.5 years. At March 31, 2018 and December 31, 2017, there were 375,417 split-adjusted options available to exercise. There was no intrinsic value associated with the options as of March 31, 2018. The weighted-average remaining contractual life of the options outstanding is 6.9 years.

6. Geographic Information

        Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

	Three Months Ended March 31,
(in thousands) Region	2018	2017
North America	$4,703	$5,869
International
Europe	1,295	1,879
Middle East	1,487	1,221

International	2,782	3,100

Total	$7,485	$8,969

        The vast majority of the Company's long-lived assets are located in the United States.

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions

        Effective July 1, 2016, the Company entered into an agreement with a company owned by an employee under which it receives a flat fee of $5 thousand a month for content and marketing services. This agreement expired on April 30, 2017. Under this agreement, the Company earned no revenue and $15 thousand in revenue for the three months ended March 31, 2018 and 2017, respectively.

8. Subsequent Event

        On April 2, 2018 (the "Execution Date"), the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCG Digital, LLC, a Delaware limited liability company ("Parent"), SCG Digital Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub") and SCG Digital Financing, LLC, a Delaware limited liability company and an affiliate of Parent, solely for the purposes of Sections 6.19, 8.03 and 8.04 of the Merger Agreement. Under the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the "Merger"). Shareholders of the Company's common stock (other than Parent and its affiliates and rollover shareholders that enter into agreements with Parent to contribute shares of Company common stock to an affiliate of Parent prior to the closing of the Merger) will receive $1.27 in cash per share in the Merger. Parent is owned by SCG Digital Holdings, LLC, a Delaware limited liability company and an affiliate of Gregory H. Sachs, the Company's Executive Chairman (collectively, the "Sponsor").

        Mr. Sachs and certain of his affiliates have entered into a voting agreement (the "Voting Agreement") with the Company and agreed, among other things, to vote his shares of the Company's common stock in favor of adoption and approval of the Merger Agreement and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement. All members of the Board of Directors of the Company in attendance at the meeting approved the Merger Agreement on the unanimous recommendation (with Mr. Sachs recusing himself and one member unable to attend the final meeting due to a personal matter) of a Special Committee comprised entirely of independent directors of the Company (the "Special Committee").

        The Merger Agreement contains a "go shop" provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through May 17, 2018 (the "Initial Go Shop End Date"); provided that such end date may be extended at the election of the Company (upon written notice to Parent) at any time prior to the Initial Go Shop End Date until June 1, 2018 (such period commencing with the Execution Date, as may be extended, the "Go-Shop Period" and the first calendar day immediately after the Go-Shop Period, the "Non-Solicitation Start Date"). After the conclusion of the Go-Shop Period, the Company may continue discussions with any "Excluded Person", defined as a party that submits (and has not withdrawn) a written proposal during the Go-Shop Period that the Special Committee determines in good faith, after consultation with its financial advisor and outside legal counsel, is, or would reasonably be expected to lead to, a "Superior Proposal," as defined in the Merger Agreement and with whom the Company remains in continuous active discussions.

        Except with respect to Excluded Persons, after the conclusion of the Go-Shop Period, the Company will be subject to a "no-shop" restriction on its ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a "fiduciary-out" provision that allows the Company to provide information and participate in discussions

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Subsequent Event (Continued)

with respect to third party proposals submitted after the conclusion of the Go-Shop Period and with respect to which the Special Committee has made the determinations previously described.

        The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a Superior Proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, a termination fee, as well as reimbursement for certain fees and expenses up to an "Expense Make Whole Threshold" may be payable by the Company to Parent in the following circumstances: (i) if such termination occurs before the Initial Go Shop End Date, the Company will not be required to pay a termination fee, (ii) if the Go Shop Period is extended and the Merger Agreement is terminated by the Company before the Non-Solicitation Start Date so that the Company can enter into an alternative acquisition agreement with an Excluded Person, then the Company will be required to pay a fee of $150,000 and (iii) if the Merger Agreement is terminated by the Company or Parent in certain other circumstances more fully set forth in the Merger Agreement, then the Company will be required to pay a fee of $500,000. In the event that the Merger Agreement is terminated by the Company due to a material breach of the Merger Agreement by Parent or Merger Sub or in the event that Parent or Merger Sub fail to consummate the Merger when otherwise obligated to do so pursuant to the terms and conditions thereof, the Merger Agreement provides for Parent to pay to the Company a penalty loan of $1 million upon termination of the Merger Agreement, as described below.

        Consummation of the Merger is subject to various conditions and other customary closing conditions described in the Merger Agreement, including adoption and approval of the Merger Agreement that requires the affirmative vote in person or by proxy of holders of at least both (1) a majority of the outstanding shares of Company common stock entitled to vote at the special meeting anticipated to be held during the third quarter of 2018 and (2) a majority of the outstanding shares of Company common stock, excluding shares held by (i) Parent or Merger Sub or any of their respective affiliates, including Gregory H. Sachs, the Company's executive chairman, (ii) any rollover investors (defined as stockholders that enter into rollover agreements to contribute shares of the Company's common stock to SCG Digital Holdings, LLC in return for equity interest in SCG Digital Holdings, LLC) and (iii) any of the Company's executive officers. Parent and the Company may, if they choose, elect to waive the voting requirement set forth in clause (2) above, but may not waive the requirement set forth in clause (1). The parties expect to close the transaction during the third quarter of 2018.

        In connection with the Merger Agreement, on April 2, 2018, the Company and certain of its subsidiaries (the "Borrowers") entered into the Subordinated Loan and Security Agreement (the "Subordinated Loan Agreement") with SCG Digital Financing, LLC (the "Subordinated Lender"), pursuant to which the Subordinated Lender agreed to make available to the Borrowers a bridge loan (the "Bridge Loan") in the principal amount of $2 million. The Subordinated Lender is an affiliate of Mr. Sachs. The Bridge Loan also includes a contingent penalty loan provision (the "Penalty Loan") that will cause the Subordinated Lender to loan the Borrowers an additional $1 million under certain conditions. If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms (the Penalty Loan, together with the Bridge Loan, the "Subordinated Loans"). The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are

RMG Networks Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Subsequent Event (Continued)

due. No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the date of the Subordinated Loan Agreement. Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus an additional 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind ("PIK") interest rate equal to 5% above the prime rate. If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity. During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter and PIK interest is added to the principal balance on such date as well.

        Upon the occurrence of certain events (including the failure of the Company's unaffiliated shareholders to approve the Merger), the Subordinated Lender has the right to convert principal and accrued interest outstanding under the Bridge Loan and Penalty Loan into shares of Series A Preferred Stock of the Company on the terms set forth in the Subordinated Loan Agreement.

        The Subordinated Loans are subordinated to the obligations under the Restated Loan Agreement with the Bank pursuant to a Subordination Agreement dated as of April 2, 2018 on the terms set forth therein.

        On April 2, 2018, the Company and certain of its subsidiaries also entered into the First Amendment (the "First Amendment") to the Restated Loan Agreement with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement (as defined above) by the Company and certain of its subsidiaries, among other things.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II. Except to the extent required by applicable laws and regulations, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

        The Company was formed on January 5, 2011, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. The Company consummated the acquisition of RMG Networks Holding, Inc., f/k/a Reach Media Group Holdings, Inc. on April 8, 2013, and on April 19, 2013, acquired RMG Enterprise Solutions Holdings Corporation, f/k/a Symon Holdings Corporation ("Symon"). Symon is considered to be the Company's predecessor corporation for accounting purposes.

        The Company is one of the largest integrated digital signage solution providers, offering enterprise-class digital signage solutions that are relied upon by a majority of Fortune 100 companies and thousands of customers in locations worldwide. Through an extensive suite of products and services that include proprietary software, software-embedded hardware, maintenance and content services, custom creative services, installation and training services, and third-party displays, the Company delivers complete end-to-end intelligent visual communication solutions to its clients for critical contact center, supply chain, internal communications, hospitality, retail and other applications. Large concentrations of the Company's customers are in the financial services, telecommunications, manufacturing, healthcare, pharmaceutical, utility and transportation industries, and in federal, state and local governments. Our solutions deliver real-time intelligent visual content that enhances the ways in which organizations communicate with employees and customers to drive productivity and engagement. The solutions are designed to integrate seamlessly with a customer's IT infrastructure, data and security environments.

Proposed Transaction with an Affiliate of the Company's Executive Chairman Gregory H. Sachs

        On April 2, 2018 (the "Execution Date"), the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCG Digital, LLC, a Delaware limited liability company ("Parent"), SCG Digital Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub") and SCG Digital Financing, LLC, a Delaware limited liability company and an affiliate of Parent, solely for the purposes of Sections 6.19, 8.03 and 8.04 of the Merger Agreement. Under the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the "Merger"). Shareholders of the Company's common stock (other than Parent and its affiliates and rollover shareholders that enter into agreements with Parent to contribute shares of Company common stock to an affiliate of Parent prior to the closing of the Merger) will receive $1.27 in cash per share in the Merger. Parent is owned by SCG Digital Holdings, LLC., a

Delaware limited liability company and an affiliate of Gregory H. Sachs, the Company's Executive Chairman (collectively, the "Sponsor").

        Mr. Sachs and certain of his affiliates have entered into a voting agreement (the "Voting Agreement") with the Company and agreed, among other things, to vote his shares of the Company's common stock in favor of adoption and approval of the Merger Agreement and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement. All members of the Board of Directors of the Company in attendance at the meeting approved the Merger Agreement on the unanimous recommendation (with Mr. Sachs recusing himself and one member unable to attend the final meeting due to a personal matter) of a Special Committee comprised entirely of independent directors of the Company (the "Special Committee").

        The Merger Agreement contains a "go shop" provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through May 17, 2018 (the "Initial Go Shop End Date"); provided that such end date may be extended at the election of the Company (upon written notice to Parent) at any time prior to the Initial Go Shop End Date until June 1, 2018 (such period commencing with the Execution Date, as may be extended, the "Go-Shop Period" and the first calendar day immediately after the Go-Shop Period, the "Non-Solicitation Start Date"). After the conclusion of the Go-Shop Period, the Company may continue discussions with any "Excluded Person", defined as a party that submits (and has not withdrawn) a written proposal during the Go-Shop Period that the Special Committee determines in good faith, after consultation with its financial advisor and outside legal counsel, is, or would reasonably be expected to lead to, a "Superior Proposal," as defined in the Merger Agreement and with whom the Company remains in continuous active discussions.

        Except with respect to Excluded Persons, after the conclusion of the Go-Shop Period, the Company will be subject to a "no-shop" restriction on its ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a "fiduciary-out" provision that allows the Company to provide information and participate in discussions with respect to third party proposals submitted after the conclusion of the Go-Shop Period and with respect to which the Special Committee has made the determinations previously described.

        The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a Superior Proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, a termination fee, as well as reimbursement for certain fees and expenses up to an "Expense Make Whole Threshold" may be payable by the Company to Parent in the following circumstances: (i) if such termination occurs before the Initial Go Shop End Date, the Company will not be required to pay a termination fee, (ii) if the Go Shop Period is extended and the Merger Agreement is terminated by the Company before the Non-Solicitation Start Date so that the Company can enter into an alternative acquisition agreement with an Excluded Person, then the Company will be required to pay a fee of $150,000 and (iii) if the Merger Agreement is terminated by the Company or Parent in certain other circumstances more fully set forth in the Merger Agreement, then the Company will be required to pay a fee of $500,000. In the event that the Merger Agreement is terminated by the Company due to a material breach of the Merger Agreement by Parent or Merger Sub or in the event that Parent or Merger Sub fail to consummate the Merger when otherwise obligated to do so pursuant to the terms and conditions thereof, the Merger Agreement provides for Parent to pay to the Company a penalty loan of $1 million upon termination of the Merger Agreement, as described below.

        Consummation of the Merger is subject to various conditions and other customary closing conditions described in the Merger Agreement, including adoption and approval of the Merger Agreement that requires the affirmative vote in person or by proxy of holders of at least both (1) a majority of the outstanding shares of Company common stock entitled to vote at the special meeting anticipated to be held during the third quarter of 2018 and (2) a majority of the outstanding shares of Company common stock, excluding shares held by (i) Parent or Merger Sub or any of their respective affiliates, including Gregory H. Sachs, the Company's executive chairman, (ii) any rollover investors (defined as stockholders that enter into rollover agreements to contribute shares of the Company's common stock to SCG Digital Holdings, LLC in return for equity interest in SCG Digital Holdings, LLC) and (iii) any of the Company's executive officers. Parent and the Company may, if they choose, elect to waive the voting requirement set forth in clause (2) above, but may not waive the requirement set forth in clause (1). The parties expect to close the transaction during the third quarter of 2018.

        In connection with the Merger Agreement, on April 2, 2018, the Company and certain of its subsidiaries (the "Borrowers") entered into the Subordinated Loan and Security Agreement (the "Subordinated Loan Agreement") with SCG Digital Financing, LLC (the "Subordinated Lender"), pursuant to which the Subordinated Lender agreed to make available to the Borrowers a bridge loan (the "Bridge Loan") in the principal amount of $2 million. The Subordinated Lender is an affiliate of Mr. Sachs. The Bridge Loan also includes a contingent penalty loan provision (the "Penalty Loan") that will cause the Subordinated Lender to loan the Borrowers an additional $1 million under certain conditions. If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms (the Penalty Loan, together with the Bridge Loan, the "Subordinated Loans"). The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due. No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the date of the Subordinated Loan Agreement. Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus an additional 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime rate. If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity. During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter and PIK interest is added to the principal balance on such date as well.

        Upon the occurrence of certain events (including the failure of the Company's unaffiliated shareholders to approve the Merger), the Subordinated Lender has the right to convert principal and accrued interest outstanding under the Bridge Loan and the Penalty Loan into shares of Series A Preferred Stock of the Company on the terms set forth in the Subordinated Loan Agreement.

        The Subordinated Loans are subordinated to the obligations under the Amended and Restated Loan and Security Agreement (the "Restated Loan Agreement") dated October 13, 2017 with Silicon Valley Bank (the "Bank") pursuant to a Subordination Agreement dated as of April 2, 2018.

        On April 2, 2018, the Borrowers also entered into the First Amendment (the "First Amendment") to the Restated Loan Agreement with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement (as defined above) by the Company and certain of its subsidiaries, among other things.

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

  3.
  Professional services:

  •
  Professional installation services;

  •
  Custom, "innovative" creative services; and

  •
  Training services.

        Revenue is recognized as described under "Revenue Recognition" in Note 1 to the Company's unaudited consolidated financial statements included elsewhere in this filing. The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company's sales team generated approximately 88% and 91% of its annual sales in the first three months of 2018 and 2017, respectively, while 12% and 9% of its sales were generated through resellers in the during the same periods of 2018 and 2017, respectively. Outside the United States, approximately 80% and 70% of the first three months' sales come from the reseller channel in 2018 and 2017, respectively. Overall, approximately 63% and 70% of the Company's global enterprise sales are derived from direct sales in the first three months of 2018 and 2017, respectively, with the remaining 37% and 30% generated through indirect partner channels in the same periods of 2018 and 2017, respectively.

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

Cost of Revenue

        The cost of revenue associated with product sales consist primarily of the costs of media players, the costs of third-party flat screen displays and the operating costs of the Company's assembly and distribution operations. The cost of revenue associated with professional services consists of the salary and related benefit costs and the travel costs of the Company's employees providing installation and training services as well as on-site installation costs from third-party providers. The cost of revenue associated with maintenance and content services consists of the salary and related benefit costs of the Company's employees engaged in providing customer support and content services, the annual costs associated with acquiring data from third-party content providers, and costs associated with cloud hosting services related to providing software-as-a-service to customers.

Operating Expenses

        The Company's operating expenses are comprised of the following components:

  •
  Sales and marketing expenses include salary and related benefit costs of sales personnel, sales commissions, travel by sales and sales support personnel, and marketing and advertising costs.

  •
  Research and development ("R&D") costs consist of salary and related benefit costs of R&D personnel and expenditures to outside third-party contractors. To date, all R&D expenses are expensed as incurred.

  •
  General and administrative expenses consist primarily of salary and related benefit costs of executives, accounting, finance, administrative, and IT personnel. Also included in this category are other corporate expenses such as rent, utilities, insurance, professional service fees, office expenses, travel by general and administrative personnel and meeting expenses.

  •
  Merger transaction expenses consist primarily of professional service fees from legal, accounting, financial advisory firms and other expenses associated with the proposed transaction of the Merger Agreement entered into by the Company on April, 2, 2018.

  •
  Depreciation and amortization expenses include depreciation of the Company's office furniture, fixtures and equipment and amortization of intangible assets.

Trends in Operating Results

        The Company is a leading multinational provider of enterprise-class digital signage solutions and as such, its operations are subject to factors that generally affect corporate budgets, including but not limited to general economic conditions, employment levels, business conditions, and global uncertainty.

        Since the arrival of our chief executive officer in July 2014, the Company has been executing a multi-year strategic turnaround plan that emphasizes delivering new, innovative products and solutions, diversifying into select industry verticals, improving the effectiveness and productivity of its sales and marketing efforts, and implementing a cost rationalization effort. During 2015, the Company made progress on its multi-year strategic turnaround plan by strengthening the executive leadership team, enhancing the breadth and depth of its suite of product offerings, continuing its targeted solution area focus such as contact centers and internal communications, improving the effectiveness and productivity of its sales organization, significantly reducing its cost structure, and divesting its non-core Media business. The Company continued executing its strategic plan in 2016 and 2017, as it further enhanced its product offerings and solution portfolio and strengthened its management team with the addition of a new chief technology officer and chief marketing and creative officer. In the fourth quarter of 2017, the Company released KorbytTM, its next-generation visual enterprise communications software platform that gives companies the power to communicate more effectively with seamless content creation and distribution across digital signage networks, desktops and mobile devices. In the fourth quarter of 2017, the Company also released KorbytGOTM, an omnichannel internal communications platform that includes mobile, desktop, tablet and all forms of digital signage. KorbytGO enables organizations to connect with its employees, managers and leadership through the platform and communicate on the appropriate channel for the employee. The Korbyt platform offers a set of innovative features as well as flexible deployment options, both in cloud and on-premise environments, that are anticipated to open new global market opportunities, particularly in the retail, hospitality and internal communications markets. The platform also leverages the Company's heritage and expertise in data-intensive applications, such as contact center and supply chain, offering an application programming interface ("API") set that helps enable data integration with virtually any enterprise-level data sources as well as offering substantially improved scalability in high-performance environments. Finally, the Company maintained a reduced level of operating costs to support its effort to achieve long-term sustainable profitability.

Revenues

        The launch of Korbyt in the fourth quarter of 2017 begins the Company's multi-year, strategic transition from a perpetual use software license and maintenance business model to a subscription business model. While we will continue to sell perpetual use software licenses for our ES software platform, we expect the customer transition to the Korbyt platform and subscription business model will drive an increasing portion of our revenues in the future to subscriptions. The subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During this transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front.

        Professional services revenue varies greatly based on the open project backlog at designated points in time. Going forward, we expect that professional services revenues will be largely dependent on the Company's success in signing larger deals with significant professional services components.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

        The following table summarizes the results of operations of the Company for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	% Chg
Revenue	$7,485	$8,969	(16.5)%
Cost of Revenue	3,410	4,025	(15.3)%

Gross Profit	4,075	4,944	(17.6)%
Operating Expenses -
Sales and marketing	2,167	2,136	1.5%
General and administrative	2,739	2,847	(3.8)%
Research and development	707	668	5.8%
Merger transaction expenses	421	—	100.0%
Depreciation and amortization	753	773	(2.6)%

Total Operating Expenses	6,787	6,424	5.7%

Operating Loss	(2,712)	(1,480)	(83.2)%
Gain on change in warrant liability	1	231	(99.6)%
Interest expense and other income—net	(148)	(25)	492.0%

Loss before income taxes	(2,859)	(1,274)	(124.4)%
Income tax expense	—	—	—%

Net Loss	$(2,859)	$(1,274)	(124.4)%

Revenue

        The following table summarizes the composition of the Company's revenue for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	%	2017	%
(dollars in thousands)
Revenue—
Products	$2,996	40.0%	$3,882	43.3%
Maintenance and content services	3,140	42.0%	3,208	35.8%
Professional services	1,349	18.0%	1,879	20.9%

Total	$7,485	100.0%	$8,969	100.0%

        Total revenues of $7.5 million for the three months ended March 31, 2018 decreased $1.5 million, or 16.5%, from $9.0 million for the three months ended March 31, 2017, primarily due to a decrease in product revenues and professional services revenues.

        Revenues from product sales for the three months ended March 31, 2018 decreased $0.9 million, or 22.8%, over the same period in 2017, primarily due to a decrease in proprietary media player hardware sales, partially offset by higher sales of MAX LED displays.

        Revenues derived from maintenance and content service contracts for the three months ended March 31, 2018 remained relatively flat from the same period of 2017.

        Revenues derived from professional service are impacted by the sales mix and professional services employee utilization in any given quarter. In the three months ended March 31, 2018, professional services revenues decreased by $0.6 million, or 28.2%, over the same period in 2017, primarily due to lower new sales orders and sales mix.

        The following table sets forth the Company's revenue on a geographic basis for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands) Region	2018		2017
North America	$4,703	62.8%	$5,869	65.4%
International:
Europe	1,295	17.3%	1,879	21.0%
Middle East	1,487	19.9%	1,221	13.6%

Total International	2,782	37.2%	3,100	34.6%

Total	$7,485	100.0%	$8,969	100.0%

        Revenues declined in the North America and Europe regions during the first quarter of 2018 as compared to the same period in 2017, resulting primarily from weaker orders driving decreased products revenue. Revenues in the Middle East region increased in the first quarter of 2018 as compared to the same period in 2017, resulting primarily from stronger order volumes driving increased products revenue.

Cost of Revenue

        Cost of revenue totaled $3.4 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively. This $0.6 million, or 15.3%, decrease in cost of revenue was attributable to lower revenues in 2018 due to lower product sales. As a result, for the three months ended March 31, 2018, gross margin was 54.4%, a decrease from 55.1% for the same period of 2017.

Operating Expenses

        Operating expenses totaled $6.8 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively. This $0.4 million, or 5.7%, increase in operating expenses resulted primarily from an increase in merger transaction expenses driven by higher professional and legal fees incurred during the first quarter of 2018 associated with the Merger Agreement entered into by the Company on April, 2, 2018.

Warrant Liability

        The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. The gain on change in the warrant liability for the three months ended March 31, 2018 and 2017 were $1 thousand and $0.2 million, respectively. A gain on change in warrant liability represents a decrease in the amount of the Company's warrant liability during that period. The warrants expired on April 8, 2018.

Interest and other—Net

        Interest (expense) and other income—net for the three months ended March 31, 2018 and 2017 were $(0.1) million and none, respectively, a $0.1 million increase in expense related primarily to foreign currency exchange from restating monetary assets. The changes to Interest (expense) and other income—net was primarily due to the stabilization of the British pound sterling against the U.S. dollar resulting in a foreign currency loss as compared to the opposite situation in early 2017 that resulted in a foreign currency gain.

Income Tax Expense

        The Company recorded no income tax benefit for the three months ended March 31, 2018 and 2017. The Company had book net losses in the three months ended March 31, 2018 and 2017 with a U.S. full valuation allowance against the resulting deferred tax asset at March 31, 2018 and 2017.

Liquidity and Capital Resources

        The Company has a history of operating losses and negative cash flow, including the Media business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015, 2016 and 2017 to reduce its operating costs and in 2018, continues to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs. In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the "Borrowers") entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"), pursuant to which the Bank agreed to make a revolving credit facility (the "Revolving Facility") available to the Borrowers in the principal amount of up to $7.5 million. The Revolving Facility has an effective date (the "Effective Date") of October 13, 2015, and originally matured on October 13, 2017. The Revolving Facility was amended and restated effective October 13, 2017, pursuant to an amended and restated loan and security agreement (the "Restated Loan Agreement"), with an extended maturity date of March 31, 2019. Availability under the Revolving Facility is tied to a borrowing base formula. Interest on advances under the Revolving Facility (the "Advances") will accrue on the unpaid principal balance of such Advances at a per annum rate equal to the greater of 4.50% or either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied. During an event of default, the rate of interest would increase to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

        While the Company was in compliance with its financial covenants under the Restated Loan Agreement as of December 31, 2017, management determined that it expected to become non-compliant with its financial covenants under the Restated Loan Agreement in 2018. The Company entered into discussions with the Bank and, on April 2, 2018, the Borrowers entered into the First Amendment ("First Amendment") to the Restated Loan Agreement with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement by the Company and certain of its subsidiaries, among other things.

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

        In November 2016, the Company filed a "shelf" registration statement on Form S-3 with the SEC which allows the Company to quickly seek to raise equity capital through a variety of structures in the public markets. On December 29, 2016, the Company completed a rights offering to existing stockholders of record at November 29, 2016 as well as the related sale of shares to existing stockholders pursuant to a standby purchase agreement. Pursuant to the rights offering and the related private placement, the Company issued an aggregate of 1,935,477 split-adjusted shares of common stock at a price of $2.48 per share for gross proceeds of approximately $4.8 million. The rights offering generated $4.4 million in net cash proceeds, net of $0.4 million in transaction expenses, to be used for general working capital purposes.

        At March 31, 2018, the Company had $2.7 million in borrowings and $1.2 million in unused availability under the Revolving Facility. At March 31, 2018, the Company's cash and cash equivalents balance was $1.4 million. This includes cash and cash equivalents of $0.8 million held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. Starting in 2018, if the Company were to repatriate the cash held by its subsidiary located outside the United States, it may not incur tax liabilities due to the Tax Cuts and Jobs Act of 2017 passed by the U.S. Congress.

        The Company continues to analyze its liquidity to ensure it is able to execute its planned operations. Through the combination of the Company's cash and availability under the Revolving Facility, the ability to seek new capital through the equity capital markets via its effective "shelf" registration statement, the Subordinated Loans and its current forecasts, the Company believes it should have adequate cash to operate the Company through at least the next twelve months. However, if the Company is unable to achieve its forecasts, fails to meet any of the financial covenants in the Revolving Facility and is unable to obtain a waiver or an amendment from the Bank to allow it to continue to borrow, or raise additional equity capital, the Company may need to pursue one or more alternatives, such as to reduce or delay investments in its business, or seek additional financing. There is no assurance, however, that the Company will be able to raise additional capital or obtain additional financing on commercially reasonable terms or at all.

        The Company has generated and used cash as follows:

	Three Months Ended March 31,
	2018	2017
(in thousands)
Operating cash flow	$(1,564)	$(1,817)
Investing cash flow	(27)	(52)
Financing cash flow	1,400	(1,274)

Total	$(191)	$(3,143)

Operating Activities

        Net cash used in operating activities of $1.6 million for the three months ended March 31, 2018 is primarily due to the Company's net loss of $2.9 million. The net loss is offset by the following non-cash items:

  •
  Non-cash expense for depreciation and amortization of $0.8 million

  •
  Non-cash stock-based compensation of $37 thousand

  •
  Non-cash amortization of loan origination fees of $10 thousand

  •
  Allowance for doubtful accounts adjustment of $(38) thousand

        In addition, the following are the principal changes in assets and liabilities that affected cash from operating activities during the three months ended March 31, 2018:

  •
  Accounts receivable decreased by $1.3 million due to improved collections as compared to the same period last year

  •
  Inventory increased by $0.1 million, due to purchases for anticipated demand

  •
  Other current assets increased by $0.1 million due to higher prepaid expenses

  •
  Accounts payable decreased by $0.6 million, primarily due to increased payments of obligations

  •
  Accrued liabilities decreased by $0.2 million, primarily due to increased payments of obligations

  •
  Deferred revenue increased by $0.3 million, primarily due to new and renewal maintenance contracts values exceeding maintenance revenues

Investing Activities

        Net cash used in investing activities of $27 thousand during the three months ended March 31, 2018 was due to expenditures for property and equipment.

Financing Activities

        Net cash provided by financing activities of $1.4 million during the three months ended March 31, 2018 was due to borrowings against the Revolving Facility.

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 1 of the Company's unaudited consolidated financial statements included elsewhere in this filing. The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action and Stockholder Derivative Lawsuit

        On March 23, 2018, a class action and a verified stockholder derivative complaint on behalf of the Company entitled Eric Weinstein et al. v. Gregory H. Sachs et al., Case No. 2018-0210-AGB was filed in the Court of Chancery in the State of Delaware against the Company, as nominal defendant, and certain individual shareholders, directors and former employee of the Company, as defendants (the "Weinstein Proceeding"). The lawsuit alleges that certain members of the Company's Board breached their fiduciary duties of good faith and loyalty by agreeing to enter into a purchase agreement (the "Purchase Agreement") with certain investors on March 25, 2015 to sell such investors shares of preferred stock of the Company, (i) on terms that allowed a small group of investors to acquire common stock of the Company at a significant discount, in a quantity that entrenched their power within the Company, favoring their interests to the detriment of the Company's minority stockholders, and (ii) by knowingly making false and misleading disclosures, and failing to disclose all material information, to the Company's stockholders. The complaint further alleges that Mr. Sachs and Mr. Donald Wilson, as the Company's controlling stockholders, breached their fiduciary duties of good faith and loyalty by agreeing to issue preferred stock of the Company on terms that allowed a small group of investors to acquire common stock of the Company at a significant discount, in a quantity that entrenched their power within the Company, favoring their interests to the detriment of the Company. The complaint also alleges that certain of the Company's insiders, including four directors and a former employee, were unjustly enriched by the opportunity to acquire common stock of the Company at a discount to its trading price at the time. The lawsuit seeks to cause the defendants to disgorge to the Company the stock that they received at a discount to the market price, and also seeks an award of appropriate damages, plus pre- and post-judgment interest for the plaintiff, the class and the Company. The Company believes that the allegations set forth in the complaint are without merit and intends to defend itself vigorously in the proceedings. Due to the inherent uncertainties of litigation and the early stage of the proceedings, the Company cannot predict the ultimate outcome of this matter.

Patent Litigation

        On March 27, 2018, Ultravision Technologies, LLC ("Ultravision"), filed patent infringement complaints against us in the International Trade Commission ("ITC") and the United States District Court for the Eastern District of Texas, Marshall Division ("District Court"), alleging infringement of claims in two United States patents based on modular LED display panels sold by the Company. The ITC matter is entitled In the Matter of Certain Modular LED Display Panels (No. 337-3302). The ITC complaint seeks exclusion and cease and desist orders. Pursuant to the complaint filed in the District Court, Case No. 2:18-cv-00109-JRG, Ultravision is seeking to enjoin the Company from further acts of direct and/or indirect infringement of such United States patents, including the manufacture, sale, offer for sale, importation and use of the infringing products, unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for costs and attorneys' fees. The Company intends to defend itself vigorously in the proceedings. Due to the inherent uncertainties of litigation and the early stage of the proceedings, the Company cannot predict the ultimate outcome of this matter.

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

Risks Relating to the Merger

The consummation of the proposed merger of the Company with an affiliate of Gregory H. Sachs, the Company's Executive Chairman, is not certain and its delay or failure could adversely affect our operating results or the price of our common stock.

        On April 3, 2018, the Company announced an agreement to be acquired through the Merger of the Company with an entity controlled by SCG Digital Holdings, Inc., a Delaware corporation and an affiliate Gregory H. Sachs, the Company's Executive Chairman. The Company cannot provide any assurance that the proposed Merger will be consummated. If consummated, it is currently anticipated to be completed in the third quarter of 2018. However, the Company cannot assure you of the timing of the closing.

        Consummation of the proposed Merger is subject to the satisfaction of various conditions, including adoption of the Merger by a vote of a majority of the minority shareholders of the outstanding shares of the Company's common stock and other customary closing conditions described in the Merger Agreement. The Company cannot guarantee that these closing conditions will be satisfied, that the Company will receive the required approvals or that the proposed Merger will be successfully completed. Many of these conditions are out of the Company's control. In the event that the proposed Merger is not completed or is delayed:

  •
  management's and employees' attention to the Company's day-to-day business may be diverted because matters related to the proposed Merger may require substantial commitments of their time and resources;

  •
  the Company could lose key employees;

  •
  the Company's relationships with customers and suppliers may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

  •
  under certain circumstances, if the proposed Merger is not completed and the Merger Agreement is terminated, including if the stockholder vote is not obtained, the Company may be required to pay to Parent a termination fee of up to a maximum of $500,000 (which amount would depend on the circumstances of the termination), plus reimbursement of Parent's out of pocket legal fees and other expenses;

  •
  under certain circumstances, if the proposed Merger is not completed, an affiliate of Gregory H. Sachs may be required to fund a penalty loan of $1 million to the Company, which loan would bear interest at the prime rate plus five percent and would be payable in kind, and such penalty loan would be the Company's only source of recovery, regardless of the total amount of the actual damages the Company may suffer as a result of the delay in or failure of the proposed Merger's consummation; and

  •
  the market price of shares of the Company's common stock may decline (to the extent that the current market price of those shares reflects a market assumption that the proposed Merger will be completed).

        The Merger Agreement also restricts us from engaging in certain activities and taking certain actions without the Parent's approval, which could prevent us from pursuing opportunities that may arise prior to a closing of the Merger.

        Any of these events could have a materially negative impact on the Company's results of operations and financial condition and could adversely affect the price of the Company's common stock.

We have incurred, and will continue to incur, substantial costs in connection with the proposed merger.

        The Company has incurred, and will continue to incur, substantial costs in connection with the proposed Merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors of the Special Committee of our Board of Directors and of our Board of Directors. In addition, the Company has diverted significant management resources in an effort to complete the proposed Merger, and we are subject to restrictions contained in the Merger Agreement on the conduct of our business until the closing of the proposed Merger. If the proposed Merger is not completed, the Company will have incurred significant costs, including the diversion of management resources and, depending on the circumstances, payment of a termination fee of up to $500,000 to Parent, plus reimbursement for Parent's out of pocket legal fees and other expenses, for which we will have received little or no benefit.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.

        The Merger Agreement contains "no shop" provisions that, subject to limited exceptions, restrict the Company's ability to solicit, initiate, knowingly facilitate or knowingly encourage competing third-party proposals for the acquisition of the Company's stock or assets. In certain circumstances, upon termination of the Merger Agreement, the Company will be required to pay a termination fee of up to $500,000. These provisions could discourage a potential third-party that might have an interest in making a competing proposal, even if such third-party were prepared to pay consideration with a higher per share cash or market value than the consideration to be received in the Merger.

If we breach covenants under our $2 million Bridge Loan with SCG Digital Financing LLC ("Subordinated Lender"), an affiliate of Gregory H. Sachs, our Executive Chairman, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders' investments in us.

        On April 2, 2018, in connection with the Merger Agreement, we obtained the Bridge Loan from the Subordinated Lender in an aggregate principal amount of $2 million. The Bridge Loan was fully drawn as of the closing of the facility and is secured by a second lien on all of the Borrowers' assets. The Bridge Loan accrues interest at a rate equal to the prime rate plus 8% plus 2.0% paid-in-kind and imposes a number of affirmative and negative covenants on the Borrowers. If the Bridge Loan is prepaid, prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity. If we should breach certain of those covenants or otherwise default on the Bridge Loan, or if the Merger Agreement is terminated other than for a material breach of Parent or in the event that the Company enters into a definitive agreement with respect to an alternative transaction that constitutes a Superior Proposal pursuant to the Merger Agreement, the Subordinated Lender would have the right to accelerate the repayment date. If we do not have sufficient cash to repay the Bridge

Loan at that time, we would be forced to refinance the Bridge Loan. We cannot assure you that such refinancing would be available to the Company on favorable terms or at all. In the event that we are unable to refinance the Bridge Loan, subject to certain restrictions in the subordination agreement among Silicon Valley Bank, our senior lender, the Subordinated Lender and the Borrower, the Subordinated Lender is entitled to take remedies against the Company, including foreclosing on the collateral securing the Bridge Loan. In such event, the Company may be forced to file for bankruptcy protection, which would materially adversely affect the value of our stockholders' investments in us.

Risks Related to Our Business

We may not be able to generate sufficient cash to service our debt obligations.

        Effective October 13, 2017, we entered into an amended and restated loan and security agreement (the "Restated Loan Agreement") with Silicon Valley Bank (the "Bank") pursuant to which the Bank agreed to make a revolving credit facility available to the Company and certain of its subsidiaries (collectively, the "Borrowers") in the principal amount of up to $7.5 million (the "Revolving Facility"). The Revolving Facility is secured by a first-priority security interest in substantially all of our assets. When we have a balance outstanding, our ability to make payments on and to refinance our outstanding indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Likewise, when we have a balance outstanding, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we are unable to make payments or otherwise default on our debt obligations, the lender could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

        As of March 31, 2018, we had cash and cash equivalents of $1.4 million, including $0.8 million held in bank accounts of our subsidiaries located outside the United States, $2.7 million in outstanding indebtedness under the Revolving Facility, and approximately $1.2 million in unused availability under the Revolving Facility. If we are unable to increase our revenues or decrease our operating expenses to meet our operating plan, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we may need to obtain additional capital within the next twelve months to fund our planned operations. Under any of those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

We have a history of incurring significant net losses, and our future profitability is not assured.

        For the three months ended March 31, 2018 and 2017, we incurred net losses of approximately $2.9 million and $1.3 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

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

        A key component of our growth strategy is to develop and market new products. We may be unable to produce new products and services that meet customers' needs or specifications. If we fail to meet specific product specifications requested by a customer, the customer may have the right to seek an alternate source for a product or service or to terminate an underlying agreement. A failure to successfully meet the specifications of our potential customers could decrease demand or otherwise significantly hinder market adoption of our products and may have a material adverse effect on our business, financial condition or results of operations.

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

        To address the industry transition to cloud and mobile, we have accelerated our move to the cloud with the release of our Korbyt Software platform in the fourth quarter of 2017. The launch of the Korbyt Software platform begins our multi-year, strategic transition from a perpetual use software license and maintenance business model to a subscription business model. While we will continue to sell perpetual use software licenses for our ES software platform, we expect the customer transition to the Korbyt platform and subscription business model will drive an increasing portion of our revenues in the future to subscriptions. The subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During this transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front.

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

Our operations are subject to the strength or weakness of our customers' businesses, and we may not be able to mitigate that risk.

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

        On June 23, 2016, the U.K. Government held an in-or-out referendum on the U.K.'s membership within the E.U. The referendum results favored a U.K. exit from the E.U. ("Brexit"). On March 29, 2017, the U.K. government delivered formal notice to the E.U. of its intent to exit, triggering a two-year countdown to the U.K.'s withdrawal from the E.U. A process of negotiation will determine the future terms of the U.K.'s relationship with the E.U.

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

        Our revenues are sensitive to fluctuations in foreign currency exchange rates and are principally exposed to fluctuations in the value of the U.S. dollar, the British pound and the euro. Changes to U.K. immigration policy could likewise occur because of Brexit. Although the U.K. would likely retain its diverse pool of talent, London's role as a global center for business may decline, particularly if access to the single E.U. market is interrupted. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

The recent and ongoing global economic uncertainty may adversely impact our business, operating results or financial condition.

        As widely reported, financial markets in the U.S., Europe and Asia experienced extreme disruption in 2008 and 2009. While there has been improvement in recent years, the worldwide economy remains fragile as uncertainty remains regarding when each global region's economy will improve to historical growth levels. In addition, political changes in the United States, the United Kingdom and other nations, including Brexit, contribute to economic uncertainty. Any return to the conditions that existed during the 2008-2009 recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy, sovereign credit concerns in Europe and the Middle East, the extended decline in crude oil prices and its effects on Middle Eastern economies and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

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

        For the three months ended March 31, 2018, approximately 37% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

A higher percentage of our sales and profitability occur in the third and fourth quarters.

        We sell more of our products in the third and fourth quarters because of traditional technology buying patterns of our customers. Corporate year end budgets, government buying and regional economics will affect the amount of our products and services that will fit into customers' budgets late in the year. Any unanticipated decrease in demand for our products during the third and fourth quarters could have an adverse effect on our annual sales, profitability, and cash flow from operations. In addition, slower selling cycles during the first and second quarters may adversely affect our stock price.

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

        In the course of our business, we collect certain personal information that may be considered personally identifiable information ("PII"). Although we take measures to protect PII from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such PII. In addition, third party vendors and business partners which in the course of our business receive access to PII that we collect also may not prevent data security breaches with respect to the PII we provide them or fully enforce our policies, contractual obligations, and disclosures regarding the collection, use, storage, transfer and retention of personal data. The unauthorized access, acquisition or disclosure of PII could significantly harm our reputation, compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal liability. A perception that we do not adequately secure PII could result in a loss of current or potential consumers and business partners, as well as a loss of anticipated revenues. Our key business partners also face these same risks with respect to PII they collect and data security breaches with respect to such information could cause reputational hard to them and negatively impact our ability to offer our products and services through their platforms.

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

        Our products are operated across our customers' proprietary networks, which are used to operate other aspects of these customers' businesses. In these circumstances, any defect or virus that occurs on our products may enter a customer's network, which could impact other aspects of the customer's business. The impact on a customer's business could be severe, and if we were held responsible, it could have an adverse effect on our customer relationships and on our operating results.

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

        Various aspects of our services and solutions offerings are subject to U.S. federal, state and local regulation, as well as regulations outside the United States. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have a material adverse effect on our business, reputation and financial condition. In addition, our international business subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, the Foreign Corrupt Practices Act ("FCPA"). We hold contracts with various instrumentalities of foreign governments, potentially increasing our FCPA compliance risk. Our failure or the failure of our sales representatives or consultants to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our reputation and brands. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.

We are subject to risks related to our international operations.

        We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East. Approximately 37% and 35% of our revenue was derived from international markets in the three months ended March 31, 2018 and 2017, respectively, and we hope to expand the volume of the services and solutions that we provide internationally. Our international operations subject us to additional risks, including:

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

        Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of March 31, 2018, we held two issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

        We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and expand our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software under signed license agreements, which impose restrictions on the licensee's ability to utilize the software. We provide SaaS under subscription agreements which impose restrictions on the subscriber's ability to use the services. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and invention assignment agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

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

        Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time, we receive letters alleging infringement of intellectual property rights of others. We may also initiate claims against third parties to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management's attention from our core business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from operating portions of our business or using technology that contains the allegedly infringing intellectual property. Any intellectual property litigation could adversely affect our business, financial condition or results of operations. See "Litigation Patent Proceeding" elsewhere in this filing.

We depend on key executive management and other key personnel, and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

        We depend on the leadership and experience of our key executive management, as well as other key personnel with specialized industry, sales and technical knowledge and/or industry relationships. Because of the intense competition for these employees, particularly in certain of the metropolitan areas in which we operate, we may be unable to retain our management team and other key personnel and may be unable to find qualified replacements if their services were no longer available to us. Most of our key employees are employed on an "at will" basis and we do not have key-man life insurance covering any of our employees. The loss of the services of any of our executive management members or other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

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

        A number of regulations, including those referenced below, may impact our business as a result of our use of Wi-Fi networks. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for distributing materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these regulations, and other regulations relating to our Wi-Fi networks or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, financial condition or results of operations. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our Wi-Fi networks. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

We may not realize the anticipated benefits of future acquisitions or investments.

        In the past, we have grown our businesses in part through acquisitions. For example, AFS Message-Link and Dacon, Ltd. are companies that Symon purchased in 2006 and 2008, respectively. AFS Message-Link allowed Symon to enter the hospitality digital markets as a key industry participant, and Symon's acquisition of Dacon, a company based in the United Kingdom, expanded Symon's contact center market presence and its base of large resellers. As part of our business strategy, we may make future acquisitions of, or investments in, technologies, products and businesses that we believe could complement or expand our business, enhance our technical capabilities or offer growth opportunities. However, we may be unable to identify suitable acquisition candidates in the future or make these acquisitions on a commercially reasonable basis, or at all. In addition, we may spend significant management time and resources in analyzing and negotiating acquisitions or investments that do not come to fruition. These resources could otherwise be spent on our own customer development, marketing and customer sales efforts and research and development.

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
  diversion of management's attention;

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

        As of March 31, 2018, Donald R. Wilson, Jr. and affiliated or related entities beneficially owned approximately 42% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 23% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

        If our common stock is delisted from Nasdaq, it would likely trade only on the over-the-counter market (the "OTC"). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage may be reduced. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if and when we are no longer a "smaller reporting company," will require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

The issuance by us of shares of our common stock, preferred stock or other equity securities of equal or senior rank may have the following effects:

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

        Our certificate of incorporation, our bylaws, and Delaware corporate law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that: authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series without a stockholder vote; limit stockholders' ability to call special meetings; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and provide for staggered terms for our directors. In addition, in certain circumstances, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number		Exhibit
2.1		Agreement and Plan of Merger, dated April 2, 2018(7)

3.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013(1)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)

3.3		Form of Certificate of Designation of Series A Convertible Preferred Stock(3)

3.4		Amended and Restated Bylaws(4)

10.1		Amended and Restated Loan and Security Agreement, dated November 6, 2017(5)

10.2		First Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 2, 2018(6)

10.3		Subordinated Loan and Security Agreement, dated as of April 2, 2018(7)

10.4		Voting Agreement, dated April 2, 2018(7)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)
Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on November 8, 2017.

(6)
Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on April 3, 2018.

(7)
Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on April 3, 2018.

EXHIBIT INDEX

Exhibit Number		Exhibit
2.1		Agreement and Plan of Merger, dated April 2, 2018(7)

3.1		Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013(1)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)

3.3		Form of Certificate of Designation of Series A Convertible Preferred Stock(3)

3.4		Amended and Restated Bylaws(4)

10.1		Amended and Restated Loan and Security Agreement, dated November 6, 2017(5)

10.2		First Amendment to Amended and Restated Loan Security Agreement, dated as of April 2, 2018(6)

10.3		Subordinated Loan and Security Agreement, dated as of April 2, 2018(7)

10.4		Voting Agreement, dated April 2, 2018(7)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)
Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on November 8, 2017.

(6)
Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission April 3, 2018.

(7)
Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on April 3, 2018.

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

Date: May 10, 2018