Form 10-Q
period 2018-06-30
RMG Networks Holding Corp
filed 2018-08-14
CIK 1512074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, 11,156,257 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

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

PART I

Item 1.      Consolidated Financial Statements

RMG Networks Holding Corporation

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(In thousands, except share and per share information)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,737	$1,538
Accounts receivable, net of allowance for doubtful accounts of $321 and $374, respectively	9,404	10,961
Inventory, net	792	771
Prepaid assets	966	977
Total current assets	12,899	14,247
Property and equipment, net	2,524	2,895
Intangible assets, net	3,468	4,572
Loan origination fees	149	51
Other assets	179	183
Total assets	$19,219	$21,948
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,048	$2,504
Accrued liabilities	2,793	2,409
Secured line of credit	1,100	1,250
Bridge loan – current	2,010	—
Deferred revenue	7,986	7,949
Total current liabilities	15,937	14,112
Warrant liability	—	1
Deferred revenue – non-current	1,243	700
Deferred rent and other	1,309	1,430
Total liabilities	18,489	16,243
Stockholders’ equity:
Common stock, $.0001 par value, (250,000,000 shares authorized; 11,231,257 shares issued; 11,156,257 shares outstanding at June 30, 2018 and December 31, 2017.)	1	1
Additional paid-in-capital	114,048	113,961
Accumulated other comprehensive loss	(638)	(578)
Retained earnings (accumulated deficit)	(112,201)	(107,199)
Treasury Stock, at cost (75,000 shares)	(480)	(480)
Total stockholders’ equity	730	5,705
Total liabilities and stockholders’ equity	$19,219	$21,948

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2018 and 2017

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Products	$3,699	$3,854	$6,694	$7,737
Maintenance and content services	3,491	3,381	6,631	6,589
Professional services	1,405	1,852	2,754	3,730
Total Revenue	8,595	9,087	16,079	18,056
Cost of Revenue:
Products	2,423	1,944	4,254	4,290
Maintenance and content services	342	391	702	800
Professional services	1,182	1,131	2,400	2,401
Total Cost of Revenue	3,947	3,466	7,356	7,491
Gross Profit	4,648	5,621	8,723	10,565
Operating expenses:
Sales and marketing	2,021	2,398	4,188	4,534
General and administrative	2,498	2,706	5,237	5,554
Research and development	735	644	1,443	1,312
Merger transaction expenses	870	—	1,291	—
Depreciation and amortization	746	788	1,498	1,562
Total operating expenses	6,870	6,536	13,657	12,962
Operating loss	(2,222)	(915)	(4,934)	(2,397)
Other Income (Expense):
Gain on change in warrant liability	—	—	1	231
Interest expense and other income – net	79	(283)	(69)	(308)
Loss before income taxes	(2,143)	(1,198)	(5,002)	(2,474)
Income tax expense	—	(12)	—	(12)
Net loss	$(2,143)	$(1,186)	$(5,002)	$(2,462)
Other comprehensive loss:
Foreign currency translation adjustments	(213)	164	(59)	212
Total comprehensive loss	$(2,356)	$(1,022)	$(5,061)	$(2,250)

Net loss per share of Common Stock (basic and diluted)	$(0.19)	$(0.11)	$(0.45)	$(0.22)
Weighted average shares used in computing basic and diluted net loss per share of Common Stock	11,156,257	11,156,257	11,156,257	11,156,257

See accompanying notes to consolidated financial statements.

RMG Networks Holding Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,002)	$(2,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,498	1,562
Gain on change in warrant liability	(1)	(231)
Loss from disposal of fixed assets - net of accumulated depreciation	2	75
Stock-based compensation	87	326
Amortization of loan origination fees	69	39
Inventory reserve adjustment for obsolescence	30	—
Allowance for doubtful accounts	(46)	(14)
Changes in operating assets and liabilities:
Accounts receivable	1,479	1,053
Inventory	(66)	52
Other current assets	(5)	(13)
Other assets	3	40
Accounts payable	(439)	(1,403)
Accrued liabilities	302	(1,215)
Deferred revenue	632	491
Deferred rent and other liabilities	(121)	(107)
Net cash used in operating activities	(1,578)	(1,807)
Cash flows from investing activities
Purchases of property and equipment	(28)	(107)
Net cash used in investing activities	(28)	(107)
Cash flows from financing activities
Borrowings on secured line of credit	1,900	—
Payments on secured line of credit	(2,050)	(1,274)
Proceeds from bridge loan	2,000	—
Debt issuance costs	(66)	—
Net cash provided by (used in) financing activities	1,784	(1,274)
Effect of exchange rate changes on cash	21	248
Net increase (decrease) in cash and cash equivalents	199	(2,940)
Cash and cash equivalents, beginning of year	1,538	5,142
Cash and cash equivalents, end of year	$1,737	$2,202
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$42	$12
Cash paid during the year for income taxes	$—	$—

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

The Company’s common stock currently trades on The Nasdaq Capital Market (“Nasdaq”), under the symbol “RMGN”. Its warrants, which expired on April 8, 2018, were quoted on the Over-the-Counter Bulletin Board quotation system under the symbol “RMGNW”.

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

As more fully described below, on April 2, 2018, the Company entered into a Merger Agreement (defined below) and Subordinated Loan Agreement (defined below).

On July 16, 2018, the Company paid interest owed to SCG Digital Finance, LLC under the Subordinated Loan Agreement pursuant to which the Bridge Loan (as defined below) was made for interest due June 30, 2018. The Company inadvertently failed to pay the interest payment when it came due on June 30, 2018 and it paid the default interest premium on July 17, 2018. On July 23, 2018, the Company received a letter from SCG Digital Finance, LLC (“Subordinated Lender”), notifying the Company that it is in default under the Subordinated Loan Agreement due to the Company’s failure to timely pay cash interest pursuant to the terms of the Subordinated Loan Agreement. In the letter, the Subordinated Lender also states that the breaches of the Merger Agreement alleged by Parent in its letters dated June 21, 2018, July 10, 2018 and July 20, 2018 constitute breaches of the Subordinated Loan Agreement. In addition, the Subordinated Lender states that it is not exercising any remedies at this time but reserves its rights and remedies.

Additionally, the default under the Subordinated Loan Agreement caused a cross default under the Loan Agreement (defined below) as a result of the Company’s failure to timely pay cash interest on the Subordinated Loan Agreement due on June 30, 2018.

At June 30, 2018, the Company had $1.1 million in borrowings and $2.4 million in unused availability under the Revolving Facility (defined below) and $2.0 million in borrowings under the Bridge Loan. At June 30, 2018, the Company’s cash and cash equivalents balance was $1.7 million. This includes cash and cash equivalents of $1.1 million held in bank accounts of its subsidiaries located outside the United States. Year-to-date through June 30, 2018, the Company has incurred $1.3 million in transaction related expenses.

The Company projects the transaction related expenses to continue until the effective date of the merger which is expected to occur by the end of the third quarter of 2018. Assuming a merger transaction occurs, the Company believes it should have adequate cash to operate the Company through at least the next twelve months. However, if a merger transaction does not occur or the Company is unable to achieve its forecasts, fails to meet the financial covenants in the Revolving Facility and is unable to obtain a waiver or an amendment from the Bank (defined below) to allow it to continue to borrow, the Company would need to aggressively pursue one or more alternatives, including immediately restructuring and significantly reducing its operating expense structure, seeking an alternative transaction, seeking new capital through additional financings and the equity capital markets or seeking protection under bankruptcy laws.

Merger Agreement

On April 2, 2018 (the “Execution Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SCG Digital, LLC, a Delaware limited liability company (“Parent”), SCG Digital Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and SCG Digital Financing, LLC, a Delaware limited liability company and an affiliate of Parent, solely for the purposes of Sections 6.19, 8.03 and 8.04 of the Merger Agreement. Under the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Shareholders of the Company’s common stock (other than Parent and its affiliates and rollover shareholders that enter into agreements with Parent to contribute shares of Company common stock to an affiliate of Parent prior to the closing of the Merger) will receive $1.27 in cash per share in the Merger. Parent is owned by SCG Digital Holdings, LLC, a Delaware limited liability company and an affiliate of Gregory H. Sachs, the Company’s Executive Chairman (collectively, the “Sponsor”).

Mr. Sachs and certain of his affiliates have entered into a voting agreement (the “Voting Agreement”) with the Company and agreed, among other things, to vote their shares of the Company’s common stock in favor of adoption and approval of the Merger Agreement and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement.  All members of the Board of Directors of the Company in attendance at the meeting approved the Merger Agreement on the unanimous recommendation (with Mr. Sachs recusing himself and one member unable to attend the final meeting due to a personal matter) of a Special Committee comprised entirely of independent directors of the Company (the “Special Committee”).

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through May 17, 2018 (the “Initial Go Shop End Date”); provided that such end date may be extended at the election of the Company (upon written notice to Parent) at any time prior to the Initial Go Shop End Date until June 1, 2018 (such period commencing with the Execution Date, as may be extended, the “Go-Shop Period” and the first calendar day immediately after the Go-Shop Period, the “Non-Solicitation Start Date”). After the conclusion of the Go-Shop Period, the Company may continue discussions with any “Excluded Person”, defined as a party that submits (and has not withdrawn) a written proposal during the Go-Shop Period that the Special Committee determines in good faith, after consultation with its financial advisor and outside legal counsel, is, or would reasonably be expected to lead to, a “Superior Proposal,” as defined in the Merger Agreement and with whom the Company remains in continuous active discussions.

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

Consummation of the Merger is subject to various conditions and other customary closing conditions described in the Merger Agreement, including adoption and approval of the Merger Agreement that requires the affirmative vote in person or by proxy of holders of at least both (1) a majority of the outstanding shares of Company common stock entitled to vote at the special meeting anticipated to be held during the third quarter of 2018 and (2) a majority of the outstanding shares of Company common stock, excluding shares held by (i) Parent or Merger Sub or any of their respective affiliates, including Gregory H. Sachs, the Company’s executive chairman, (ii) any rollover investors (defined as stockholders that enter into rollover agreements to contribute shares of the Company’s common stock to SCG Digital Holdings, LLC in return for equity interest in SCG Digital Holdings, LLC) and (iii) any of the Company’s executive officers. Parent and the Company may, if they choose, mutually agree to waive the voting requirement set forth in clause (2) above, but may not waive the requirement set forth in clause (1). The parties expect to close the transaction by the end of the third quarter of 2018.

Basis of Presentation for Interim Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and the notes required by GAAP for complete financial statements. The Balance Sheet as of December 31, 2017 has been derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, and disclosures necessary for a fair presentation of the results of the reported interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Inventory

Inventory consists primarily of software-embedded smart products, electronic components, and hardware accessories. Inventories are stated at the lower of average cost or market. Write-offs of slow moving and obsolete inventories are provided based on historical experience and estimated future usage.

The composition of inventory at June 30, 2018 and December 31, 2017 was as follows:

(in thousands)	June 30, 2018	December 31, 2017
Finished Goods	$730	$721
Raw Materials	62	50
Total	$792	$771

Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Products
•	Maintenance and content services
•	Professional services

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

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. Revenue relating to agreements that provide more than one performance obligation is recognized based upon the relative fair value to the customer of each performance obligation as each obligation is earned. The fair value of the performance obligations are determined using an analysis that considers cash consideration that would be received for instances when the performance obligations are sold separately. If the fair value to the customer for each performance obligation is not objectively determinable, the Company makes its best estimate of the obligation’s stand-alone selling price and records revenue as it is earned.

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The asset will be amortized over a period consistent with the transfer to the customer of the goods or services to which the asset relates, calculated based on the customer term and the average life of the products and services underlying the contracts. The Company has determined that there were no material sales commissions that meet the requirements to be capitalized in the three and six months ended June 30, 2018 and 2017, respectively, therefore no capitalized costs to obtain a contract were included in other current and long-term assets on the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The amortization of capitalized sales commissions is recorded within selling and general expenses.

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

The Company maintains its cash and cash equivalents in the United States with one financial institution as of June 30, 2018. These balances routinely exceed the Federal Deposit Insurance Corporation insurable limit. Cash and cash equivalents of $1.1 million held in foreign countries as of June 30, 2018 were not insured.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock, excluding any dilutive effects of stock options, warrants and other equity instruments, is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed similar to basic; however diluted income (loss) per share reflects the assumed conversion of all potentially dilutive securities. Due to the reported net loss for all periods presented, all stock options, warrants, and other equity instruments outstanding at June 30, 2018 and 2017 were anti-dilutive.

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

Recent Issued Accounting Pronouncements

In February 2016, the FASB (defined below) issued ASU 2016-02 “Leases (Topic 842)”, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

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

On January 1, 2018, The Company adopted ASC 606 using the modified retrospective transition method applied to its open revenue contracts with customers as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior year amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. We recorded no change to opening retained earnings as of January 1, 2018 since there was no material impact due to the cumulative effect of adopting ASC 606 related to revenue or treatment of costs to obtain a contract.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations. On August 14, 2017, the Company effected a 1-for-4 reverse stock split of the Company’s issued shares of common stock. All share and per share amounts have been presented to give retroactive effect to the 1-for-4 reverse stock split as if it occurred at the date of inception.

2. Notes Payable

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

The Restated Loan Agreement contains customary affirmative covenants regarding the operations of Borrowers’ business and customary negative covenants that, among other things, limit the ability of the Borrowers to incur additional indebtedness, grant certain liens, make certain investments, merge or consolidate, make certain restricted payments, including dividends, and engage in certain asset dispositions, including a sale of all or substantially all of their property. In addition, the Borrowers must maintain, on a consolidated basis, certain minimum amounts of adjusted EBITDA, as measured at the end of each month. The Restated Loan Agreement contains customary events of default including, among others, Borrowers’ breach of payment obligations or covenants, defaults in payment of other outstanding debt, material misrepresentations, a material adverse change and bankruptcy and insolvency events of default. The Bank’s remedies upon the occurrence of an event of default include, among others, the right to accelerate the debt and the right to foreclose on the collateral securing the Revolving Facility. The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers. The Company was in compliance with such covenants at June 30, 2018.

On April 2, 2018, the Company and certain of its subsidiaries also entered into the First Amendment (the “First Amendment”) to the Restated Loan Agreement with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement (as defined below) by the Company and certain of its subsidiaries, among other things.

The Company had $0.2 million of incremental principal payments against the Revolving Facility during the three and six months ended June 30, 2018. At June 30, 2018, the Company had $1.1 million of borrowings outstanding and $2.4 million in unused availability under the Revolving Facility. At December 31, 2017, the Company had $1.3 million in borrowings and $2.5 million in unused availability under the Revolving Facility. Borrowings under the Revolving Facility are available for the Company’s working capital and general business requirements, as may be needed from time to time.

The Company is currently in default under the Loan Agreement as a result of the Company’s failure to timely pay cash interest on the Subordinated Loan Agreement due on June 30, 2018.

Bridge Loan

In connection with the Merger Agreement, on April 2, 2018, the Company and certain of its subsidiaries (the “Borrowers”) entered into the Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with SCG Digital Financing, LLC (the “Subordinated Lender”), pursuant to which the Subordinated Lender agreed to make available to the Borrowers a bridge loan (the “Bridge Loan”) in the principal amount of $2 million.  The Subordinated Lender is an affiliate of Mr. Sachs.  The Bridge Loan also includes a contingent penalty loan provision (the “Penalty Loan”) that will cause the Subordinated Lender to loan the Borrowers an additional $1 million under certain conditions. If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms (the Penalty Loan, together with the Bridge Loan, the “Subordinated Loans”). The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Subordinated Loans are subordinated to the obligations under the Restated Loan Agreement dated October 13, 2017 with the Bank pursuant to a Subordination Agreement dated as of April 2, 2018. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due.  No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the date of the Subordinated Loan Agreement.  Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus an additional 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime rate.  If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity.  During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter and PIK interest is added to the principal balance on such date as well.

Upon the occurrence of certain events (including the failure of the Company’s unaffiliated shareholders to approve the Merger), the Subordinated Lender has the right to convert principal and accrued interest outstanding under the Bridge Loan and the Penalty Loan into shares of Series A Preferred Stock of the Company on the terms set forth in the Subordinated Loan Agreement.

On July 16, 2018, the Company paid interest owed to the Subordinated Lender under the Subordinated Loan Agreement for interest due June 30, 2018. The Company inadvertently failed to pay the interest payment when it came due on June 30, 2018 and it paid the default interest premium on July 17, 2018. On July 23, 2018, the Subordinated Lender delivered a Notice of Default to the Company for failure to make a payment of interest due within the timeframe specified in the Subordinated Loan Agreement (the “Default”). The Subordinated Loan Agreement permits the Subordinated Lender to exercise certain remedies in the event of such a default, including demanding immediate repayment of all outstanding principal and interest. Also, the interest rate under the Subordinated Loan Agreement automatically increases by 2.5% for the duration of the default. In the letter, the Subordinated Lender also states that the breaches alleged by Parent in its letters dated June 21, 2018, July 10, 2018 and July 20, 2018 constitute breaches of the Subordinated Loan Agreement. In addition, the Subordinated Lender states that it is not exercising any remedies with respect to the Default at this time but reserves its rights and remedies. The Default has caused a cross-default under the Restated Loan Agreement, which has caused the Company to not be in compliance with all covenants thereunder as referenced above.

The Company had $2.0 million of incremental borrowings against the Bridge Loan during the three and six months ended June 30, 2018. At June 30, 2018, the Company had $2.0 million of borrowings outstanding under the Bridge Loan which were used to pay down the Revolving Facility.

3. Income Taxes

The Company reported book losses for the three and six months ended June 30, 2018. The Company reported a full valuation allowance against its net deferred U.S. income tax assets at June 30, 2018 and December 31, 2017. All evidence and information available suggests that the Company will maintain the full valuation allowance in 2018.  Therefore, for the three and six months ended June 30, 2018, there was no income tax benefit recorded for the U.S. pre-tax book losses and the Company recorded no income tax expense related to foreign taxes for the three and six months ended June 30, 2018 months.

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

5. Equity Incentive Plan

There were no new equity awards granted during the three months ended June 30, 2018 and 2017. The amortization expense associated with stock options during the three months ended June 30, 2018 and 2017 was $50 thousand and $179 thousand, respectively. The amortization expense associated with stock options during the six months ended June 30, 2018 and 2017 was $87 thousand and $326 thousand, respectively. The unamortized cost of the options at June 30, 2018 was $137 thousand, to be recognized over a weighted-average remaining life of 0.4 years. At June 30, 2018 and December 31, 2017, there were 442,083 and 375,417 split-adjusted options available to exercise, respectively. There was no intrinsic value associated with the options as of June 30, 2018. The weighted-average remaining contractual life of the options outstanding is 6.7 years.

6. Geographic Information

Revenue by geographic area is based on the deployment site location of end-user customers. Substantially all of the revenue from North America is generated from the United States of America. Geographic area information related to revenue from customers is as follows:

(in thousands)	Six Months Ended
	June 30,
Region	2018	2017
North America	$10,165	$12,038
International
Europe	3,047	3,551
Middle East	2,867	2,467
International	5,914	6,018
Total	$16,079	$18,056

The vast majority of the Company's long-lived assets are located in the United States.

7. Related Party Transactions

Effective July 1, 2016, the Company entered into an agreement with a company owned by an employee under which it receives a flat fee of $5 thousand a month for content and marketing services. This agreement expired on April 30, 2017. Under this agreement, the Company earned no revenue and $5 thousand in revenue for the three months ended June 30, 2018 and 2017, respectively.

8. Subsequent Event

On July 16, 2018, the Company paid $62,750 of interest owed to SCG Digital Finance, LLC under the Subordinated Loan Agreement pursuant to which the Bridge Loan was made for interest due June 30, 2018. The Company inadvertently failed to pay the interest payment when it came due on June 30, 2018 and it paid the default interest premium of $2,015 on July 17, 2018. On July 23, 2018, the Company received a letter from the Subordinated Lender, notifying the Company that it is in default under the Subordinated Loan Agreement due to the Company’s failure to timely pay cash interest pursuant to the terms of the Subordinated Loan Agreement. In the letter, the Subordinated Lender also states that the breaches of the Merger Agreement alleged by Parent in its letters dated June 21, 2018, July 10, 2018 and July 20, 2018 constitute breaches of the Subordinated Loan Agreement. In addition, the Subordinated Lender states that it is not exercising any remedies at this time but reserves its rights and remedies. Additionally, the default under the Subordinated Loan Agreement caused a cross default under the Loan Agreement as a result of the Company’s failure to timely pay cash interest on the Subordinated Loan Agreement due on June 30, 2018. As of August 14, 2018, there was no arrearage of interest due to the Subordinated Lender by the Company.

On August 2, 2018, Mr. Jeffrey Hayzlett, Mr. Alan Swimmer, and Mr. Jonathan Trutter resigned as members of the Board of Directors (the “Board”) of RMG Networks Holdings Corporation (the “Company”) effective August 2, 2018.  Mr. Hayzlett, Mr. Swimmer and Mr. Trutter were members of the Audit Committee, the Compensation Committee and the Special Committee of the Board, and Mr. Swimmer and Mr. Trutter were members of the Nominating and Corporate Governance Committee of the Board. Mr. Trutter was the chairperson of the Audit Committee, the Nominating and Corporate Governance Committee and the Special Committee, and Mr. Swimmer was the chairperson of the Compensation Committee.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors" in Item 1A of Part II. Except to the extent required by applicable laws and regulations, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Proposed Transaction with an Affiliate of the Company’s Executive Chairman Gregory H. Sachs

On April 2, 2018 (the “Execution Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SCG Digital, LLC, a Delaware limited liability company (“Parent”), SCG Digital Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) and SCG Digital Financing, LLC, a Delaware limited liability company and an affiliate of Parent, solely for the purposes of Sections 6.19, 8.03 and 8.04 of the Merger Agreement. Under the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Shareholders of the Company’s common stock (other than Parent and its affiliates and rollover shareholders that enter into agreements with Parent to contribute shares of Company common stock to an affiliate of Parent prior to the closing of the Merger) will receive $1.27 in cash per share in the Merger. Parent is owned by SCG Digital Holdings, LLC., a Delaware limited liability company and an affiliate of Gregory H. Sachs, the Company’s Executive Chairman (collectively, the “Sponsor”).

Mr. Sachs and certain of his affiliates have entered into a voting agreement (the “Voting Agreement”) with the Company and agreed, among other things, to vote their shares of the Company’s common stock in favor of adoption and approval of the Merger Agreement and to take certain other actions in furtherance of the transactions contemplated by the Merger Agreement.  All members of the Board of Directors of the Company in attendance at the meeting approved the Merger Agreement on the unanimous recommendation (with Mr. Sachs recusing himself and one member unable to attend the final meeting due to a personal matter) of a Special Committee comprised entirely of independent directors of the Company (the “Special Committee”).

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through May 17, 2018 (the “Initial Go Shop End Date”); provided that such end date may be extended at the election of the Company (upon written notice to Parent) at any time prior to the Initial Go Shop End Date until June 1, 2018 (such period commencing with the Execution Date, as may be extended, the “Go-Shop Period” and the first calendar day immediately after the Go-Shop Period, the “Non-Solicitation Start Date”). After the conclusion of the Go-Shop Period, the Company may continue discussions with any “Excluded Person”, defined as a party that submits (and has not withdrawn) a written proposal during the Go-Shop Period that the Special Committee determines in good faith, after consultation with its financial advisor and outside legal counsel, is, or would reasonably be expected to lead to, a “Superior Proposal,” as defined in the Merger Agreement and with whom the Company remains in continuous active discussions.

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

Consummation of the Merger is subject to various conditions and other customary closing conditions described in the Merger Agreement, including adoption and approval of the Merger Agreement that requires the affirmative vote in person or by proxy of holders of at least both (1) a majority of the outstanding shares of Company common stock entitled to vote at the special meeting anticipated to be held during the third quarter of 2018 and (2) a majority of the outstanding shares of Company common stock, excluding shares held by (i) Parent or Merger Sub or any of their respective affiliates, including Gregory H. Sachs, the Company’s executive chairman, (ii) any rollover investors (defined as stockholders that enter into rollover agreements to contribute shares of the Company’s common stock to SCG Digital Holdings, LLC in return for equity interest in SCG Digital Holdings, LLC) and (iii) any of the Company’s executive officers. Parent and the Company may, if they choose, elect to waive the voting requirement set forth in clause (2) above, but may not waive the requirement set forth in clause (1). The parties expect to close the transaction during the third quarter of 2018.

In connection with the Merger Agreement, on April 2, 2018, the Company and certain of its subsidiaries (the “Borrowers”) entered into the Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with SCG Digital Financing, LLC (the “Subordinated Lender”), pursuant to which the Subordinated Lender agreed to make available to the Borrowers a bridge loan (the “Bridge Loan”) in the principal amount of $2 million.  The Subordinated Lender is an affiliate of Mr. Sachs.  The Bridge Loan also includes a contingent penalty loan provision (the “Penalty Loan”) that will cause the Subordinated Lender to loan the Borrowers an additional $1 million under certain conditions. If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms (the Penalty Loan, together with the Bridge Loan, the “Subordinated Loans”). The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due.  No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the date of the Subordinated Loan Agreement.  Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus an additional 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime

rate.   If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity.  During an event of default, the rate of interest on the Subordinated Loans would increase to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter and PIK interest is added to the principal balance on such date as well.

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

Revenue is recognized as described under “Revenue Recognition” in Note 1 to the Company’s unaudited consolidated financial statements included elsewhere in this filing. The Company sells its solutions through its global sales force and through a select group of resellers and business partners. In North America, the Company’s sales team generated approximately 89% and 91% of its annual sales in the first six months of 2018 and 2017, respectively, while 11% and 9% of its sales were generated through resellers in the during the same periods of 2018 and 2017, respectively. Outside the United States, approximately 81% and 73% of the first six months’ sales come from the reseller channel in 2018 and 2017, respectively. Overall, approximately 63% and 70% of the Company’s global enterprise sales are derived from direct sales in the first six months of 2018 and 2017, respectively, with the remaining 37% and 30% generated through indirect partner channels in the same periods of 2018 and 2017, respectively.

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

Expenses

Since 2015, the Company has significantly reduced its overall cost structure as a result of headcount reductions across the organization, closing underperforming geographies, divesting its non-core Media business, reducing ineffective marketing initiatives, and developing more efficient product distribution operations. Beginning in 2017, the Company has begun investing in areas that it believes have a strong return potential such as research and development, while it continues to tightly monitor general and administrative costs.

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

The following table summarizes the results of operations of the Company for the three and six months ended June 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Chg	2018	2017	% Chg
Revenue	$8,595	$9,087	(5.4)%	$16,079	$18,056	(10.9)%
Cost of Revenue	3,947	3,466	13.9%	7,356	7,491	(1.8)%
Gross Profit	4,648	5,621	(17.3)%	8,723	10,565	(17.4)%
Operating Expenses -
Sales and marketing	2,021	2,398	(15.7)%	4,188	4,534	(7.6)%
General and administrative	2,498	2,706	(7.7)%	5,237	5,554	(5.7)%
Research and development	735	644	14.1%	1,443	1,312	10.0%
Merger transaction expenses	870	—	100.0%	1,291	—	100.0%
Depreciation and amortization	746	788	(5.3)%	1,498	1,562	(4.1)%
Total Operating Expenses	6,870	6,536	5.1%	13,657	12,962	5.4%
Operating Loss	(2,222)	(915)	(142.8)%	(4,934)	(2,397)	(105.8)%
Gain on change in warrant liability	—	—	—%	1	231	(99.6)%
Interest expense and other income - net	79	(283)	(127.9)%	(69)	(308)	(77.6)%
Loss before income taxes	(2,143)	(1,198)	(78.9)%	(5,002)	(2,474)	(102.2)%
Income tax expense	—	(12)	(100.0)%	—	(12)	(100.0)%
Net Loss	$(2,143)	$(1,186)	(80.7)%	$(5,002)	$(2,462)	(103.2)%

Revenue

The following table summarizes the composition of the Company’s revenue for the three and six months ended June 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
Revenue -
Products	$3,699	43.0%	$3,854	42.4%	$6,694	41.6%	$7,737	42.8%
Maintenance and content services	3,491	40.6%	3,381	37.2%	6,631	41.3%	6,589	36.5%
Professional services	1,405	16.4%	1,852	20.4%	2,754	17.1%	3,730	20.7%
Total	$8,595	100.0%	$9,087	100.0%	$16,079	100.0%	$18,056	100.0%

Total revenues of $8.6 million for the three months ended June 30, 2018 decreased $0.5 million, or 5.4%, from $9.1 million for the three months ended June 30, 2017, primarily due to a decrease in product revenues and lower professional services revenues. Total revenues of $16.1 million for the six months ended June 30, 2018 decreased $2.0 million, or 10.9%, over the same period in 2017, primarily due to a decrease in product revenues and professional services revenues.

Revenues from product sales for the three months ended June 30, 2018 decreased $0.2 million, or 4.0%, over the same period in 2017, primarily due to a decrease in proprietary media player hardware and software sales, partially offset by higher sales of RMG MAX LED displays. Revenues from product sales for the six months ended June 30, 2018 decreased $1.0 million, or 13.5%, over the same period in 2017, primarily due to a decrease in proprietary media player hardware sales, partially offset by higher sales of RMG MAX LED displays.

Revenues derived from maintenance and content service contracts for the three and six months ended June 30, 2018 increased slightly $0.1 million, or 3.3%, and remained relatively flat, respectively, as compared to the same periods in 2017.

Revenues derived from professional service are impacted by the sales mix and professional services employee utilization in any given quarter. In the three months ended June 30, 2018, professional services revenues decreased by $0.5 million, or 24.1%, over the same period of 2017, primarily due to lower new sales orders and sales mix. In the six months ended June 30, 2018, professional services decreased $0.9 million, or 26.2%, over the same period of 2017, primarily due to lower new sales orders and sales mix.

The following table sets forth the Company’s revenue on a geographic basis for the six months ended June 30, 2018 and 2017.

(dollars in thousands)	Six Months Ended June 30,
Region	2018		2017
North America	$10,165	63.2%	$12,038	66.7%
International:
Europe	3,047	19.0%	3,551	19.6%
Middle East	2,867	17.8%	2,467	13.7%
Total International	5,914	36.8%	6,018	33.3%
Total	$16,079	100.0%	$18,056	100.0%

Revenues declined in the North America and Europe regions during the first half of 2018 as compared to the same period in 2017, resulting primarily from weaker orders driving decreased products revenue. Revenues in the Middle East region increased in the first half of 2018 as compared to the same period in 2017, resulting primarily from stronger order volumes driving increased products revenue.

Cost of Revenue

Cost of revenue totaled $3.9 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively. This $0.5 million, or 13.9%, increase in cost of revenue was attributable to a higher sales mix of MAX LED and third-party products which have lower margins. As a result, for the three months ended June 30, 2018, gross margin was 54.1%, a decrease from 61.9% for the same period of 2017.

Cost of revenue totaled $7.4 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively. The $0.1 million, or 1.8%, decrease in cost of revenue was attributable to a higher sales mix of RMG MAX LED and third-party products which have lower margins. As a result, for the six months ended June 30, 2018, gross margin was 54.3%, a decrease from 58.5% for the same period of 2017.

Operating Expenses

Operating expenses totaled $6.9 million and $6.5 million for the three months ended June 30, 2018 and 2017. The $0.4 million, or 5.1%, increase in operating expenses resulted primarily from higher merger transaction expenses due to professional and legal fees incurred during the second quarter of 2018 in connection with the Merger Agreement. Specifically, we note the following items:

•	Sales and marketing expenses decreased $0.4 million, or 15.7% for the three months ended June 30, 2018 as compared to the same period in 2017, due to reduced headcount and lower marketing expenses.
•

General and administrative expenses decreased by $0.2 million, or 7.7%, for the three months ended June 30, 2018 as compared to the same period in 2017, due to lower non-transaction related professional accounting and legal fees, and lower stock-based compensation expense.

•

Research and development expenses increased $0.1 million, or 14.1%, for the three months ended June 30, 2018 as compared to the same period in 2017, due to the Company’s continued investment in the new Korbyt platform.

•

Merger transaction expenses increased by $0.9 million for the three months ended June 30, 2018 as compared to the same period in 2017, due to professional and legal fees incurred in connection with the Merger Agreement. The Company expects to continue incurring additional merger transaction expense until the completion of its merger transaction process later in 2018.

Operating expenses totaled $13.7 million and $13.0 million for the six months ended June 30, 2018 and 2017, respectively. The $0.7 million, or 5.4%, increase in operating expenses resulted primarily from higher merger transaction expenses due to professional and legal fees incurred during 2018 in connection with the Merger Agreement. Specifically, we note the following items:

•	Sales and marketing expenses decreased $0.3 million, or 7.6% for the six months ended June 30, 2018 as compared to the same period in 2017, due to reduced headcount and marketing expenses.
•

General and administrative expenses decreased by $0.3 million, or 5.7%, for the six months ended June 30, 2018 as compared to the same period in 2017, due to lower non-transaction related professional accounting and legal fees, and lower stock-based compensation expense.

•

Research and development expenses increased $0.1 million, or 10.0%, for the six months ended June 30, 2018 as compared to the same period in 2017, due to the Company’s continued investment in the Korbyt platform.

•

Merger transaction expenses increased by $1.3 million for the six months ended June 30, 2018 as compared to the same period in 2017, due to professional and legal fees incurred in connection with the Merger Agreement. The Company expects to continue incurring additional merger transaction expenses until the completion of its merger transaction process later in 2018.

Warrant Liability

The Company calculates its warrant liability based on the quoted market value of its outstanding warrants. As warrants expired on April 8, 2018, there was no change in warrant liability for the three months ended June 30, 2018 and 2017. The gain on change in the warrant liability for the six months ended June 30, 2018 and 2017 were $1 thousand and $0.2 million, respectively. A gain on change in warrant liability represents a decrease in the amount of the Company’s warrant liability during that period.

Interest and other – Net

Interest (expense) and other income - net for the three months ended June 30, 2018 and 2017 were $0.1 million and $(0.3) million, respectively, a $0.4 million decrease in expense related primarily to foreign currency exchange from restating monetary assets. Interest (expense) and other income - net for the six months ended June 30, 2018 and 2017 were $(0.1) million and $(0.3) million, respectively. The $0.2 million decrease to Interest (expense) and other income – net was primarily due to foreign currency exchange gain from restating monetary assets.

Income Tax Benefit

The Company recorded no income tax benefit for the three and six months ended June 30, 2018 and 2017. The Company had book net losses in the three and six months ended June 30, 2018 and 2017 with a U.S. full valuation allowance against the resulting deferred tax asset at June 30, 2018 and 2017.

Liquidity and Capital Resources

The Company has a history of operating losses and negative cash flow, including the Media business which continued to generate losses until its divestiture on July 1, 2015. As such, the Company took several steps in 2015, 2016 and 2017 to reduce its operating costs and in 2018, continues to closely monitor its cash projections and evaluate its operating structure for opportunities to reduce operating costs. In order to ensure the Company had adequate working capital, effective November 2, 2015, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Bank agreed to make a revolving credit facility (the “Revolving Facility”) available to the Borrowers in the principal amount of up to $7.5 million.  The Revolving Facility has an effective date (the “Effective Date”) of October 13, 2015, and originally matured on October 13, 2017. The Revolving Facility was amended and restated effective October 13, 2017, pursuant to an amended and restated loan and security agreement (the “Restated Loan Agreement”), with an extended maturity date of March 31, 2019. Availability under the Revolving Facility is tied to a borrowing base formula.  Interest on advances under the Revolving Facility (the “Advances”) will accrue on the unpaid principal balance of such Advances at a per annum rate equal to the greater of 4.50% or either 1.75% above the prime rate or 2.75% above the prime rate, depending on whether certain conditions are satisfied.  Due to the default described earlier, the rate of interest has increased to 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the last calendar day of each month.

While the Company was in compliance with its financial covenants under the Restated Loan Agreement as of December 31, 2017, management determined that it expected to become non-compliant with its financial covenants under the Restated Loan Agreement in 2018. The Company entered into discussions with the Bank and, on April 2, 2018, the Borrowers entered into the First Amendment (“First Amendment”) to the Restated Loan Agreement with the Bank. Pursuant to the First Amendment, the minimum EBITDA covenant in the Restated Loan Agreement was amended and the Bank consented to the incurrence of certain subordinated debt pursuant to the Subordinated Loan Agreement by the Company and certain of its subsidiaries, among other things.

In connection with the First Amendment and the Merger Agreement, on April 2, 2018, the Borrowers also entered into the Subordinated Loan Agreement with the Subordinated Lender, pursuant to which the Subordinated Lender agreed to make available to the Borrowers the Bridge Loan in the principal amount of $2 million, providing the Company with additional liquidity.  The Subordinated Lender is an affiliate of Mr. Sachs. If the Penalty Loan is funded pursuant to the terms of the Merger Agreement, the Penalty Loan will also be a credit extension under the Subordinated Loan Agreement and subject to its terms. The Subordinated Loans are secured by a second priority lien in all of the assets of the Borrowers. The Bridge Loan matures on the later of April 2, 2019 or, if the Penalty Loan is funded, one year following the funding of the Penalty Loan, at which time all outstanding principal and interest on the Subordinated Loans are due.  No principal payments are required under either the Bridge Loan or the Penalty Loan prior to maturity and, except in limited circumstances, no principal payments are permitted prior to the first anniversary of the closing date. Interest on the Bridge Loan accrues at a per annum cash interest rate equal to 8.0% above the prime rate plus 2.0% paid-in-kind and interest on the Penalty Loan will accrue at a per annum paid-in-kind interest rate equal to 5% above the prime rate.  If the Bridge Loan is prepaid prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity. Due to the default described earlier, the rate of interest on the Subordinated Loans has increased to 2.5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid cash interest is payable quarterly on the last day of each fiscal quarter.

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

At June 30, 2018, the Company had $1.1 million in borrowings and $2.4 million in unused availability under the Revolving Facility and $2.0 million in borrowings under the Bridge Loan. On July 16, 2018, the Company paid interest owed to the Subordinated Lender under the Subordinated Loan Agreement for interest due June 30, 2018. The Company inadvertently failed to pay the interest payment when it came due on June 30, 2018 and it paid the default interest premium on July 17, 2018. On July 23, 2018, the Subordinated Lender delivered a Notice of Default to the Company for failure to make a payment of interest due within the timeframe specified in the Subordinated Loan Agreement. The Subordinated Loan Agreement permits the Subordinated Lender to exercise certain remedies in the event of such a default, including demanding immediate repayment of all outstanding principal and interest. In addition, the Subordinated Lender states that it is not exercising any remedies with respect to the Default at this time but reserves its rights and remedies. The Default has caused a cross-default under the Restated Loan Agreement, which has caused the Company to not be in compliance with all covenants thereunder as referenced above.

At June 30, 2018, the Company’s cash and cash equivalents balance was $1.7 million. This includes cash and cash equivalents of $1.1 million held in bank accounts of its subsidiaries located outside the United States. The Company currently plans to use this cash to fund its ongoing foreign operations. Starting in 2018, if the Company were to repatriate the cash held by its subsidiary located outside the United States, it may not incur tax liabilities due to the Tax Cuts and Jobs Act of 2017 passed by the U.S. Congress. Year-to-date through June 30, 2018, the Company has incurred $1.3 million in transaction related expenses. The Company projects the transaction related expenses to continue until the effective date of the merger which is expected to occur by the end of the third quarter of 2018.

Assuming a merger transaction occurs, the Company believes it should have adequate cash to operate the Company through at least the next twelve months. However, if a merger transaction does not occur or the Company is unable to achieve its forecasts, fails to meet the financial covenants in the Revolving Facility and is unable to obtain a waiver or an amendment from the Bank (defined below) to allow it to continue to borrow, the Company would need to aggressively pursue one or more alternatives, including immediately restructuring and significantly reducing its operating expense structure, seeking an alternative transaction, seeking new capital through additional financings and the equity capital markets or filing for protection under bankruptcy laws.

The Company has generated and used cash as follows:

(in thousands)	Six Months Ended June 30,
	2018	2017
Operating cash flow	$(1,578)	$(1,807)
Investing cash flow	(28)	(107)
Financing cash flow	1,784	(1,274)
Total	$178	$(3,188)

Operating Activities

Net cash used in operating activities of $1.6 million for the six months ended June 30, 2018 is primarily due to the Company’s net loss of $5.0 million. The net loss is offset by the following non-cash items:

•	Non-cash expense for depreciation and amortization of $1.5 million
•	Non-cash stock-based compensation expense of $87 thousand
•	Non-cash amortization of loan origination fees of $69 thousand
•	Inventory reserve adjustment for obsolescence of $30 thousand
•	Allowance for doubtful accounts adjustment of $(46) thousand

In addition, the following are the principal changes in assets and liabilities that affected cash from operating activities during the six months ended June 30, 2018:

•	Accounts receivable decreased by $1.5 million due to improved collections and lower sales as compared to the same period last year
•	Inventory increased by $0.1 million, due to purchases for anticipated demand
•	Accounts payable decreased by $0.4 million, primarily due to increased payments of obligations
•	Accrued liabilities increased by $0.3 million, primarily due to the accrual of merger transaction expenses
•	Deferred revenue increased by $0.6 million, primarily due to new and renewal maintenance contracts values exceeding maintenance revenues
•	Deferred rent and other liabilities decreased by $0.1 million, due to amortization of the liability

Investing Activities

Net cash used in investing activities of $28 thousand during the six months ended June 30, 2018 was due to expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities of $1.8 million during the six months ended June 30, 2018 was due to borrowings against the Bridge Loan offset by net payments on the Revolving Facility and debt issuance costs.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Litigation

On March 27, 2018, Ultravision Technologies, LLC (“Ultravision”), filed patent infringement complaints against us in the International Trade Commission (“ITC”) and the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”), alleging infringement of claims in two United States patents based on modular LED display panels sold by the Company. The ITC matter is entitled In the Matter of Certain Modular LED Display Panels (No. 337-3302). The ITC complaint sought exclusion and cease and desist orders, but the ITC did not include the Company as a respondent in its Notice of Investigation, so the Company is excluded from that proceeding.  Pursuant to the complaint filed in the District Court, Case No. 2:18-cv-00109-JRG, and consolidated under the lead case Ultravision Technologies LLC v. Mitsubishi Electric Corp., Case No. 2:18-CV-00105-JRG, Ultravision is seeking to enjoin the Company from further acts of direct and/or indirect infringement of such United States patents, including the manufacture, sale, offer for sale, importation and use of the infringing products, unspecified monetary relief, injunctive relief for the payment of royalties and reimbursement for costs and attorneys’ fees.  The Company intends to defend itself vigorously in the proceedings. Due to the inherent uncertainties of litigation and the early stage of the proceedings, the Company cannot predict the ultimate outcome of this matter.

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

On April 3, 2018, the Company announced an agreement to be acquired through the Merger of the Company with an entity controlled by SCG Digital Holdings, Inc., a Delaware corporation and an affiliate Gregory H. Sachs, the Company’s Executive Chairman. The Company cannot provide any assurance that the proposed Merger will be consummated. If consummated, it is currently anticipated to be completed in the third quarter of 2018. However, the Company cannot assure you of the timing of the closing.

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

The Merger Agreement also restricts us from engaging in certain activities and taking certain actions without the Parent’s approval, which could prevent us from pursuing opportunities that may arise prior to a closing of the Merger.

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

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, knowingly facilitate or knowingly encourage competing third-party proposals for the acquisition of the Company’s stock or assets. In certain circumstances, upon termination of the Merger Agreement, the Company will be required to pay a termination fee of up to $500,000.  These provisions could discourage a potential third-party that might have an interest in making a competing proposal, even if such third-party were prepared to pay consideration with a higher per share cash or market value than the consideration to be received in the Merger.

We are in breach of our $2 million Bridge Loan with SCG Digital Financing LLC (“Subordinated Lender”), an affiliate of Gregory H. Sachs, our Executive Chairman. If the Subordinated Lender enforces its rights under the Bridge Loan, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investments in us.

On April 2, 2018, in connection with the Merger Agreement, we obtained the Bridge Loan from the Subordinated Lender in an aggregate principal amount of $2 million. The Bridge Loan was fully drawn as of the closing of the facility and is secured by a second lien on all of the Borrowers’ assets. The Bridge Loan accrues interest at a rate equal to the prime rate plus 8% plus 2.0% paid-in-kind and imposes a number of affirmative and negative covenants on the Borrowers. If the Bridge Loan is prepaid, prior to the stated maturity date thereof, the Borrowers are obligated to pay a prepayment premium equal to the interest the loans would have accrued if they had remained outstanding through maturity. As noted above the Subordinated Lender has given notice to us that we have breached the interest payment terms of the Subordinated Loan Agreement, thus causing the Default.  The Subordinated Lender currently has the right to accelerate the repayment date. In addition, if we should breach certain other of those covenants or otherwise additionally default on the Bridge Loan, or if the Merger Agreement is terminated other than for a material breach of Parent or in the event that the Company enters into a definitive agreement with respect to an alternative transaction that constitutes a Superior Proposal pursuant to the Merger Agreement, the Subordinated Lender would have additional rights to accelerate the repayment date. If we do not have sufficient cash to repay the Bridge Loan at that time, we would be forced to refinance the Bridge Loan. We cannot assure you that such refinancing would be available to the Company on favorable terms or at all. In the event that we are unable to refinance the Bridge Loan, subject to certain restrictions in the subordination agreement among Silicon Valley Bank, our senior lender, the Subordinated Lender and the Borrower, the Subordinated Lender is entitled to take remedies against the Company, including foreclosing on the collateral securing the Bridge Loan. In addition, the Bank has the right to exercise its remedies under the Restated Loan Agreement, which entitles the Bank to cease lending money to us and to accelerate the repayment date of our obligations to the Bank. If any such events occur, the Company may be forced to file for bankruptcy protection, which would materially adversely affect the value of our stockholders’ investments in us.

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

The Revolving Facility contains financial and operational covenants, including covenants requiring us to achieve specified levels of consolidated adjusted EBITDA. Failure to comply with these or other covenants in the Revolving Facility would result in an event of default. In the event of any default under the Revolving Facility, such as the Default, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable and could foreclose on our assets.

We may require significant amounts of additional financing to execute our business plan and fund our other liquidity needs. If our future operating results do not meet or exceed our projections or we are unable to raise sufficient funds, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

At June 30, 2018, the Company had $1.1 million in borrowings and $2.4 million in unused availability under the Revolving Facility and $2.0 million in borrowings under the Bridge Loan. On July 16, 2018, the Company paid interest owed to the Subordinated Lender under the Subordinated Loan Agreement for interest due June 30, 2018. The Company inadvertently failed to pay the interest payment when it came due on June 30, 2018 and it paid the default interest premium on July 17, 2018. On July 23, 2018, the Subordinated Lender delivered a Notice of Default to the Company for failure to make a payment of interest due within the timeframe specified in the Subordinated Loan Agreement. The Subordinated Loan Agreement permits the Subordinated Lender to exercise certain remedies in the event of such a default, including demanding immediate repayment of all outstanding principal and interest. In addition, the Subordinated Lender states that it is not exercising any remedies with respect to the Default at this time but reserves its rights and remedies. The Default has caused a cross-default under the Restated Loan Agreement, which has caused the Company to not be in compliance with all covenants thereunder as referenced above.

At June 30, 2018, the Company’s cash and cash equivalents balance was $1.7 million. This includes cash and cash equivalents of $1.1 million held in bank accounts of its subsidiaries located outside the United States. Year-to-date through June 30, 2018, the Company has incurred $1.3 million in transaction related expenses. The Company projects the transaction related expenses to continue until the effective date of the merger which is expected to occur by the end of the third quarter of 2018.

If we are unable to increase our revenues or decrease our operating expenses to meet our operating plan, if the Bank enforce its rights and remedies under the Restated Loan Agreement due to the Default, or if we fail to meet any of the financial covenants in the Revolving Facility and are unable to obtain a waiver or an amendment from the Bank to allow us to continue to borrow under the Revolving Facility, we may need to obtain additional capital within the next twelve months to fund our planned operations. Under any of those circumstances, we may need to pursue one or more alternatives, such as to reduce or delay planned capital expenditures or investments in our business, seek additional financing, sell assets or curtail our operations. Any such actions may materially and adversely affect our prospects. In addition, we cannot assure you that we will be able to raise additional equity capital or obtain additional financing on commercially reasonable terms or at all.

We have a history of incurring significant net losses, and our future profitability is not assured.

For the six months ended June 30, 2018 and 2017, we incurred net losses of approximately $5.0 million and $2.5 million, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues in a given period are below levels that would result in profitable operation, we may be unable to reduce costs since a significant part of our cost of revenues and operating expenses are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

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

For the six months ended June 30, 2018, approximately 37% of our revenues were generated outside of the United States. Accordingly, we receive a significant portion of our revenues in pounds sterling, euros, and other foreign currencies. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the pounds sterling and other foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

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

In addition, the rate of data privacy, security and consumer protection law-making is accelerating globally, and the interpretation and application of consumer protection and data privacy and security laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux.  For example, the European Union has adopted new data privacy regulations, the General Data Protection Regulation, or GDPR, which became effective in 2016 and became enforceable in May 2018. These regulations comprehensively reform the prior data protection rules of the European Union in order to protect the use and disclosure of personal information, and are more stringent and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.-based companies, such as ours, that do business or offer services in the European Union. Our current processes and practices do not comply with the GDPR, and we will need to expend considerable time and resources, including management attention, to revise our practices and bring them into compliance.  The GDPR and other changes in laws or regulations associated with the enhanced protection of personal and other types of data could greatly increase the size of potential fines related to data protection and our cost of providing our products and services and could result in changes to our business practices or even prevent us from offering certain products or services in jurisdictions in which we operate. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practice in a manner adverse to our business.  As a result, our reputation may be harmed, we could incur substantial costs, and we could lose both customers and revenue.

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

We currently have direct sales coverage in North America, the United Kingdom, South East Asia and the United Arab Emirates, as well as coverage of emerging markets through distributors, value added resellers and system integrators in Europe, Asia and the Middle East.  Approximately 37% and 33% of our revenue was derived from international markets in the six months ended June 30, 2018 and 2017, respectively, and we hope to expand the volume of the services and solutions that we provide internationally.  Our international operations subject us to additional risks, including:

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

Our success and ability to compete depends in some regard upon the protection of our proprietary technology. As of June 30, 2018, we held two issued patents in the United States. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future issued patents may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. Competitors may independently develop similar technologies, design around our patents or successfully challenge any issued patent that we hold.

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

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time, we receive letters alleging infringement of intellectual property rights of others. We may also initiate claims against third parties to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our core business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from operating portions of our business or using technology that contains the allegedly infringing intellectual property. Any intellectual property litigation could adversely affect our business, financial condition or results of operations. See “Litigation Patent Proceeding” elsewhere in this filing.

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

As of June 30, 2018, Donald R. Wilson, Jr. and affiliated or related entities beneficially owned approximately 42% of our outstanding common stock, and Gregory H. Sachs, our Executive Chairman, and affiliated entities beneficially owned approximately 23% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We may not be able to maintain our listing on Nasdaq.

On August 9, 2018, RMG Networks Holdings Corporation (the “Company”) received notice from Nasdaq that we no longer comply with Nasdaq Listing Rules 5605(b)(1), 5605(c)(2) and 5605(d)(2) due to the resignations from our board of directors effective August 2, 2018, of Jeffrey Hayzlett, Alan Swimmer, and Jonathan Trutter which resulted in us having only one independent director and no members remaining on its audit and compensation committees.

Nasdaq advised us that, although we would normally have 45 calendar days to submit a plan to regain compliance, Nasdaq has determined to apply more stringent criteria based upon its review of our recent disclosures, particularly surrounding the simultaneous resignations of three of our independent directors. We must submit a plan on or before August 23, 2018. Nasdaq advised us that, if our plan is accepted, Nasdaq can grant an extension of time to evidence compliance of up to 180 calendar days from the date of the notice letter. The Company is considering its options with respect to the actions it will take in response to Nasdaq’s notice.

In addition, as of June 30, 2018, the Company is no longer in compliance with the Nasdaq Capital Market stockholders’ equity requirement which could result in the Nasdaq initiating delisting proceedings.

In the past, we have received written notices from Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share. We are not currently subject to delisting based on the minimum bid price requirement, our common stock has traded below $1.00 on many trading days. If the closing bid price for our common stock is below $1.00 for a period of 30 consecutive business days, we would again be subject to potential delisting from Nasdaq. In 2017, we effected a 1-for-4 reverse stock split of our common stock in order to regain compliance following a previous notice of failure to meet the Nasdaq minimum bid price requirement. We intend to continue to monitor the bid price of our common stock. If our common stock once again does not trade at a level that is likely to maintain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance, including by carrying out an additional reverse stock split, if necessary. Such measures could have negative implications.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Default Upon Indebtedness

On July 16, 2018, the Company paid $62,750 of interest owed to SCG Digital Finance, LLC under the Subordinated Loan Agreement pursuant to which the Bridge Loan was made for interest due June 30, 2018. The Company inadvertently failed to pay the interest payment when it came due on June 30, 2018 and it paid the default interest premium of $2,015 on July 17, 2018. On July 23, 2018, the Company received a letter from the Subordinated Lender, notifying the Company that it is in default under the Subordinated Loan Agreement due to the Company’s failure to timely pay cash interest pursuant to the terms of the Subordinated Loan Agreement. In the letter, the Subordinated Lender also states that the breaches of the Merger Agreement alleged by Parent in its letters dated June 21, 2018, July 10, 2018 and July 20, 2018 constitute breaches of the Subordinated Loan Agreement. In addition, the Subordinated Lender states that it is not exercising any remedies at this time but reserves its rights and remedies. Additionally, the default under the Subordinated Loan Agreement caused a cross default under the Loan Agreement as a result of the Company’s failure to timely pay cash interest on the Subordinated Loan Agreement due on June 30, 2018. As of August 14, 2018, there was no arrearage of interest due to the Subordinated Lender by the Company.

Item 5.       Other Information

None.

Item 6.      Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated April 2, 2018 (7)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 12, 2013 (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Form of Certificate of Designation of Series A Convertible Preferred Stock (3)
3.4	Amended and Restated Bylaws (4)
10.1	Amended and Restated Loan and Security Agreement, dated November 6, 2017 (5)
10.2	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 2, 2018 (6)
10.3	Subordinated Loan and Security Agreement, dated as of April 2, 2018 (7)
10.4	Voting Agreement, dated April 2, 2018 (7)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 18, 2013.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on August 15, 2017.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on March 25, 2015.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on July 24, 2014.
(5)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q filed by the registrant on November 8, 2017.
(6)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K by the registrant on April 4, 2018.
(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of RMG Networks Holding Corporation filed with the Securities and Exchange Commission on April 3, 2018.

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

Date: August 14, 2018